Form 10-Q
period 2022-03-31
10X Capital Venture Acquisition Corp. III
filed 2022-05-16
CIK 1848948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File
No. 001-41216

10X CAPITAL VENTURE ACQUISITION CORP. III
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1611637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 World Trade Center, 85th Floor
New York, New York 10007
(Address of Principal Executive Offices, including zip code)
(212)
257-0069
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	VCXB.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	VCXB	New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	VCXB WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act):     Yes   ☒     No  ☐
As of May
16,
2022 there were 31,153,000 Class A ordinary shares, $0.0001 par value per share, and 10,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

10X CAPITAL VENTURE ACQUISITION CORP. III
QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

		Page
PART 1—FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 10, 2021 (inception) through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from February 10, 2021 (inception) through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 10, 2021 (inception) through March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Control and Procedures	21

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23
SIGNATURES		24

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
10X CAPITAL VENTURE ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$672,232	$—
Prepaid expenses	219,444	26,800

Total current assets	891,676	26,800
Investments held in Trust Account	304,658,893	—
Deferred offering costs associated with initial public offering	—	540,102

Total Assets	$305,550,569	$566,902

Liabilities , Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$103,609	$215,247
Accrued expenses	244,584	236,491
Note payable—related party	—	134,771

Total current liabilities	348,193	586,509
Deferred underwriting commissions	14,280,000	—

Total Liabilities	14,628,193	586,509
Commitments and Contingencies
Class A ordinary shares subject to possible redemption ; 30,000,000 and -0- s hares subject to possible redemption at $10.15 per share redemption value as of March 31, 2022 and December 31, 2021	304,500,000	—
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,153,000 non-redeemable shares issued and outstanding (excluding 30,000,000 and -0- s hares subject to possible redemption) as of March 31, 2022 and December 31, 2021	115	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 and 10,005,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,000	1,001 (1)
Additional paid-in capital	—	23,999
Accumulated deficit	(13,578,739)	(44,607)

Total Shareholders’ Deficit	(13,577,624)	(19,607)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$305,550,569	$566,902

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

The accompanying notes are an integral part of these condensed financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2022	For the period from February 10, 2021 (inception) through March 31, 2021
General and administrative expenses	$393,761	$10,547
Administrative expenses—related party	112,500	—

Loss from operations	(506,261)	(10,547)
Other income:
Income from investments held in Trust Account	158,893	—

Total other income	158,893	—

Net loss	$(347,368)	$(10,547)

Weighted average Class A ordinary shares—basic and diluted	26,653,122	—

Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$—

Weighted average Class B ordinary shares—basic and diluted	9,812,222	8,700,000	(1)

Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.00)

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Non-redeemable Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	10,005,000	$1,001	$23,999	$(44,607)	$(19,607)
Sale of private placement units in private placement	1,153,000	115	—	—	11,529,885	—	11,530,000
Fair value of warrants included in the Units sold in the Initial Public Offering	—	—	—	—	12,300,000	—	12,300,000
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering	—	—	—	—	(829,867)	—	(829,867)
Forfeiture of Class B ordinary shares	—	—	(5,000)	(1)	1	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(23,024,018)	(13,186,764)	(36,210,782)
Net loss	—	—	—	—	—	(347,368)	(347,368)

Balance—March 31, 2022 (Unaudited)	1,153,000	$115	10,000,000	$1,000	$—	$(13,578,739)	$(13,577,624)

FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Non-redeemable Class A		Class B
	Shares	Amount	Shares	Amount
Balance—February 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	10,005,000	1,001	23,999	—	25,000
Net loss	—	—	—	—	—	(10,547)	(10,547)

Balance—March 31, 2021 (Unaudited)	—	$—	10,005,000	$1,001	$23,999	$(10,547)	$14,453

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2022	For the period from February 10, 2021 (inception) through March 31, 2021

Cash Flows from Operating Activities:
Net loss	$(347,368)	$(10,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(158,893)	10,547
Changes in operating assets and liabilities:
Prepaid expenses	(192,644)	—
Accounts payable	60,387	—
Accrued expenses	131,947	—

Net cash used in operating activities	(506,571)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(304,500,000)	—

Net cash used in investing activities	(304,500,000)	—

Cash Flows from Financing Activities:
Repayment of note payable to related party	(136,617)	—
Proceeds received from initial public offering, gross	300,000,000	—
Proceeds received from private placement	11,530,000	—
Offering costs paid	(5,714,580)	—

Net cash provided by financing activities	305,678,803	—

Net change in cash	672,232	—
Cash – beginning of the period	—	—

Cash – end of the period	$672,232	$—

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$14,453

Offering costs included in accounts payable	$172,025	$—

Offering costs included in accrued expenses	$123,854	$50,750

Offering costs paid by related party under promissory note	$1,847	$52,245

Deferred underwriting commissions	$14,280,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
As of March 31, 2022 the Company had not commenced any operations. All activities through March 31, 2022 relate to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, the search for a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s Sponsor is 10X Capital SPAC Sponsor III LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 11, 2022. On January 14, 2022, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including the issuance of 3,900,000 Units as a result of the underwriter’s partial exercise of its over-allotment option, at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $20.2 million, of which approximately $14.3 million was for deferred underwriting commissions (Note 6).
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

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC
470-20.
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

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of March 31, 2022, the Company had approximately $672,000 in cash and working capital of approximately $543,000.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 5), and loan proceeds from the Sponsor of approximately $137,000 under the Note (as defined in Note 5). The Company fully repaid the Note on January 14, 2022. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 5) as may be required (of which up to $1.5 million may be converted at the lender’s option into private placement-equivalent units at a price of $10.00 per unit).
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 14, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company plans to complete a business combination prior to the mandatory liquidation date.

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 31, 2022.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of estimates
The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying unaudited
condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all outstanding Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
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

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 15,576,500 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and for the period from February 10, 2021 (inception) through March 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the three months ended March 31, 2022		For the period from February 10, 2021 (inception) through March 31, 2021
	Class A	Class B	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(253,897)	$(93,471)	$(10,547)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	26,653,122	9,812,222	8,700,000

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.00)

Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited
condensed financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Subsequent to the repayment, the facility is no longer available to the Company.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement
On January 11, 2022, the Company entered into an agreement with the Sponsor (the “Administrative Support Agreement”), pursuant to which the Company agreed to pay the Sponsor a total of $37,500 per month for office space, secretarial, and administrative services through the earlier of the Company’s consummation of a Business Combination and its liquidation. Upon consummation of a Business Combination, any remaining monthly payments shall be accelerated and due. For the three months ended March 31, 2022 and period from February 10, 2021 (inception) through March 31, 2021, the Company incurred and paid approximately $113,000 and
$-0-
of administrative support expense.
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
NOTE 7 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 30,000,000 and
-0-
Class A ordinary shares outstanding, respectively, which were subject to possible redemption.

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the accompanying condensed balance sheets is reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(12,300,000)
Class A ordinary share issuance costs	(19,410,782)
Plus:
Accretion of carrying value to redemption value	36,210,782

Class A ordinary share subject to possible redemption	$304,500,000
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2022, there were 30,000,000 Class A redeemable ordinary shares issued and outstanding, which were subject to possible redemption and were classified outside of permanent equity on the condensed balance sheets and
1,153,000 non-redeemable Class A
ordinary shares issued and outstanding. As of December 31, 2021, there were no Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
— The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were 10,000,000 and 10,005,000 Class B ordinary shares issued and outstanding, respectively (see Note 5).
The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one
-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, 25% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders and not including the Class A ordinary shares underlying the Private Placement Units), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of founder shares will never occur on a less than one-for-one
basis.
NOTE 9. WARRANTS
As of March 31, 2022, the Company has 15,000,000 Public Warrants and 576,500 Private Placement Warrants outstanding. There were no warrants issued and outstanding as of December 31, 2021.

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities (1)	$304,658,123	$—	$—

(1)	Excludes $770 of cash balance held within the Trust Account
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the three months ended March 31, 2022 or for the period from February 10, 2021 (inception) through March 31, 2021.

Level 1 assets and liabilities include investments in U.S. government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (the “Quarterly Report”) to “we”, “us”, “our” or the “Company” are to 10X Capital Venture Acquisition Corp. III, except where the context requires otherwise. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Our sponsor is 10X Capital SPAC Sponsor III LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on January 11, 2022. On January 14, 2022, we consummated our Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including the issuance of 3,900,000 Units as a result of the underwriter’s partial exercise of its over-allotment option, at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $20.2 million, of which approximately $14.3 million was for deferred underwriting commissions (Note 6).
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 1,153,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”), generating proceeds of approximately $11.5 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $304.5 million ($10.15 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (the “Trust Account”) and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay its taxes, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if we are unable to complete the initial Business Combination within 12 months from the closing of the Initial Public Offering, or January 14, 2023 (the “Combination Period”), subject to applicable law, and (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of its obligation to redeem 100% of the Public Shares if we have not consummated the initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial
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
Liquidity and Going Concern
As of March 31, 2022, we had approximately $672,000 outside of the Trust Account and a working capital of approximately $543,000.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of our founding team or any of their affiliates may provide us with Working Capital Loans (as defined below) as may be required (of which up to $1.5 million may be converted at the lender’s option into private placement-equivalent units at a price of $10.00 per unit).
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 14, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. We plan to complete a business combination prior to the mandatory liquidation date.

We continue to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of operations and/or our search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The unaudited condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
Results of Operations
Our entire activity since inception up to March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash
gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.
For the three months ended March 31, 2022, we incurred a net loss of approximately $347,000, which consisted of approximately $394,000 in general and administrative expense and approximately $113,000 in administrative expenses-related party, partly offset by approximately $159,000 in income from investments held in Trust Account.
For the period from February 10, 2021 (inception) through March 31, 2021, we had a net loss of approximately $11,000, consisted solely of general and administrative expenses.
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
Working Capital Loan
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial Business Combination, we would repay the Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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
Critical Accounting Policies and Estimates
The preparation of unaudited condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:
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
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the Public Warrants, the Private Placement Warrants and the Rights to purchase an aggregate of 15,576,500 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and for the period from February 10, 2021 (inception) through March 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements
Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements; Commitments and Contractual Obligations
As of March 31, 2022 and December 31, 2021, we did not have any off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
and did not have any commitments or contractual obligations.
JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, as required by Rules
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
and
15d-15(e)
under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form
10-K
filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in the Annual Report on Form
10-K
filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
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
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 1,153,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”), generating proceeds of approximately $11.5 million.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

10X CAPITAL VENTURE ACQUISITION CORP. III

Date: May 16, 2022	By:	/s/ Hans Thomas
	Name:	Hans Thomas
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Guhan Kandasamy
	Name:	Guhan Kandasamy
	Title:	Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)