Form 10-Q
period 2022-06-30
10X Capital Venture Acquisition Corp. III
filed 2022-08-15
CIK 1848948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
12b-2
of the Exchange Act):    Yes  ☒    No  ☐
As of August 15, 2022 there
were 31,153,000 Class A ordinary shares, $0.0001 par value per share, and 10,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

10X CAPITAL VENTURE ACQUISITION CORP. III
QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

		Page
PART 1-FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 10, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 10, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 10, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Control and Procedures	22
PART II-OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
SIGNATURES		24

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
10X CAPITAL VENTURE ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$491,254	$—
Prepaid expenses	120,812	26,800

Total current assets	612,066	26,800
Cash and investments held in Trust Account	304,906,850	—
Offering costs associated with initial public offering	—	540,102

Total Assets	$305,518,916	$566,902

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$227,984	$215,247
Accrued expenses	201,149	236,491
Note payable - related party	—	134,771

Total current liabilities	429,133	586,509
Deferred underwriting commissions	14,280,000	—

Total Liabilities	14,709,133	586,509
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 30,000,000 and -0- shares outstanding at redemption value of approximately $10.16 per share as of June 30, 2022 and December 31, 2021, respectively	304,806,850	—
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,153,000 and -0- non-redeemable shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	115	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 and 10,005,000 s hares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,000	1,001 (1)
Additional paid-in capital	—	23,999
Accumulated deficit	(13,998,182)	(44,607)

Total Shareholders’ Deficit	(13,997,067)	(19,607)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$305,518,916	$566,902

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

10X CAPITAL VENTURE ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the period from February 10, 2021 (inception) through June 30, 2021
			For the six months ended June 30, 2022
	For the three months ended June 30,
	2022	2021
General and administrative expenses	$248,050	$386	$641,811	$10,934
Administrative expenses - related party	112,500	—	225,000	—

Loss from operations	(360,550)	(386)	(866,811)	(10,934)
Other income:
Income from investments held in Trust Account	247,957	—	406,850	—

Total other income	247,957	—	406,850	—

Net loss	$(112,593)	$(386)	$(459,961)	$(10,934)

Weighted average Class A ordinary shares - basic and diluted	31,153,000	—	28,915,492	—

Basic and diluted net loss per share, Class A ordinary shares	$(0.00)	$—	$(0.01)	$—

Weighted average Class B ordinary shares - basic and diluted	10,000,000	8,700,000 (1)	9,906,630	8,206,383 (1)

Basic and diluted net loss per share, Class B ordinary shares	$(0.00)	$(0.00)	$(0.01)	$(0.00)

(1)
This number excludes up to 1,305,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. On January 14, 2022, the underwriter partially exercised the over-allotment option to purchase additional 3,900,000 Units; thus, 5,000 Class B ordinary shares were subsequently forfeited when the over-allotment option expired on February 25, 2022. Shares and associated amounts have been retroactively restated to reflect the surrender of 2,089,167 Class B ordinary shares for no consideration, and the share capitalization of 421,667 Class B ordinary shares outstanding (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Non-redeemable Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	10,005,000	$1,001	$23,999	$(44,607)	$(19,607)
Sale of private placement units in private placement	1,153,000	115	—	—	11,529,885	—	11,530,000
Fair value of warrants included in the Units sold in the Initial Public Offering	—	—	—	—	12,300,000	—	12,300,000
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering	—	—	—	—	(829,867)	—	(829,867)
Forfeiture of Class B ordinary shares	—	—	(5,000)	(1)	1	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(23,024,018)	(13,186,764)	(36,210,782)
Net loss	—	—	—	—	—	(347,368)	(347,368)

Balance - March 31, 2022 (Unaudited)	1,153,000	115	10,000,000	1,000	—	(13,578,739)	(13,577,624)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(306,850)	(306,850)
Net loss	—	—	—	—	—	(112,593)	(112,593)

Balance - June 30, 2022 (Unaudited)	1,153,000	$115	10,000,000	$1,000	$—	$(13,998,182)	$(13,997,067)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Equity
	Non-redeemable Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - February 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	10,005,500	1,001	23,999	—	25,000
Net loss	—	—	—	—	—	(10,547)	(10,547)

Balance - March 31, 2021 (Unaudited)	—	—	10,005,500	1,001	23,999	(10,547)	14,453
Net loss	—	—	—	—	—	(386)	(386)

Balance - June 30, 2021 (Unaudited)	—	$—	10,005,500	$1,001	$23,999	$(10,933)	$14,067

(1)
This number includes up to 1,305,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. On January 14, 2022, the underwriter partially exercised the over-allotment option to purchase additional 3,900,000 Units; thus, 5,000 Class B ordinary shares were subsequently forfeited when the over-allotment option expired on February 25, 2022. Shares and associated amounts have been retroactively restated to reflect the surrender of 2,089,167 Class B ordinary shares for no consideration, and the share capitalization of 421,667 Class B ordinary shares outstanding (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2022	For the period from February 10, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(459,961)	$(10,934)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	10,547
Income from investments held in Trust Account	(406,850)
Changes in operating assets and liabilities:
Prepaid expenses	(94,012)	—
Accounts payable	99,762	387
Accrued expenses	173,512	—

Net cash used in operating activities	(687,549)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(304,500,000)	—

Net cash used in investing activities	(304,500,000)	—

Cash Flows from Financing Activities:
Repayment of note payable to related party	(136,617)	—
Proceeds received from initial public offering	300,000,000	—
Proceeds received from private placement	11,530,000	—
Offering costs paid	(5,714,580)	—

Net cash provided by financing activities	305,678,803	—

Net change in cash	491,254	—
Cash - beginning of the period	—	—

Cash - end of the period	$491,254	$—

Supplemental disclosure of noncash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$14,453

Offering costs included in accounts payable	$95,000	$62,128

Offering costs included in accrued expenses	$—	$25,000

Offering costs paid by related party under promissory note	$1,847	$52,245

Deferred underwriting commissions	$14,280,000	$—

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
As of June 30, 2022 the Company had not commenced any operations. All activities through June 30, 2022 relate to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, the search for a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates
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
Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $491,000 in cash and working capital of approximately $183,000.
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
Based upon the analysis above, management has determined that the Company does not have sufficient liquidity to meet its anticipated obligations for at least twelve months after the financial statements are available to be issued, as such, the events and circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will include a going concern disclosure in its financial statements.
In connection with the Company’s assessment of going concern considerations in accordance with the ASC 205-40, the Company has until January 14, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.
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
10-Q
and Article 10 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.
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

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of estimates
The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenue and expenses during the reporting periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
The Public Warrants and the Private Placement Warrants are classified in accordance with ASC 480 and ASC 815, which provides that the warrants are not precluded from equity classification. Equity-classified contracts were initially measured at fair value (or allocated value). Subsequent changes in fair value will not be recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.
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

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 15,576,500 Class A ordinary shares, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from February 10, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the three months ended June 30,			For the six months ended June 30,		For the period from February 10, 2021 (inception) through June 30, 2021
	2022		2021	2022
	Class A	Class B	Class B	Class A	Class B	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(85,233)	$(27,360)	$(386)	$(340,397)	$(119,564)	$(10,934)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	31,153,000	10,000,000	8,700,000	28,915,492	9,906,630	8,206,383

Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.00)

Recent Accounting Standards
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
Management does not believe that any
other
recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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
Promissory Note - Related Party
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

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.
Administrative Support Agreement
On January 11, 2022, the Company entered into an agreement with the Sponsor (the “Administrative Support Agreement”), pursuant to which the Company agreed to pay the Sponsor a total of $37,500 per month for office space, secretarial, and administrative services through the earlier of the Company’s consummation of a Business Combination and its liquidation. Upon consummation of a Business Combination, any remaining monthly payments shall be accelerated and due. For the three months ended June 30, 2022 and 2021, the Company incurred and paid approximately $112,500 and $0 of administrative support expense, respectively.
For the six months ended June 30, 2022 and period from February 10, 2021 (inception) through June 30, 2021, the Company incurred and paid approximately $225,000 and $0 of administrative support expense, respectively.
There were no outstanding balance as of June 30, 2022 and December 31, 2021.
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

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 30,000,000 and
-0-
Class A ordinary shares outstanding, respectively, which were subject to possible redemption.
The Class A ordinary shares subject to possible redemption reflected on the accompanying condensed balance sheets is reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(12,300,000)
Class A ordinary shares issuance costs	(19,410,782)
Plus:
Accretion of carrying value to redemption value	36,210,782

Class A ordinary shares subject to possible redemption as of March 31, 2022	304,500,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	306,850

Class A ordinary shares subject to possible redemption as of June 30, 2022	$304,806,850

NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares
- The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2022, there were 30,000,000 Class A redeemable ordinary shares issued and outstanding, which were subject to possible redemption and were classified outside of permanent equity on the condensed balance sheets and 1,153,000 non-redeemable
Class A ordinary shares issued and outstanding. As of December 31, 2021, there were no Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
- The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were 10,000,000 and 10,005,000 Class B ordinary shares issued and outstanding, respectively (see Note 5).
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

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. WARRANTS
As of June 30, 2022, the Company has 15,000,000 Public Warrants and 576,500 Private Placement Warrants outstanding. There were no warrants issued and outstanding as of December 31, 2021.
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

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-U.S. Treasury Securities (1)	$304,902,076	$—	$—

(1)	Excludes $4,774 of cash balance held within the Trust Account
There were no assets measured at fair value on a recurring basis as of December 31, 2021.
Transfers
to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the six months ended June 30, 2022 or for the period from February 10, 2021 (inception) through June 30, 2021.
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
Liquidity and Going Concern
As of June 30, 2022, we had approximately $491,000 outside of the Trust Account and a working capital of approximately $183,000.
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
Based upon the analysis above, our management has determined that we do not have sufficient liquidity to meet its anticipated obligations for at least twelve months after the financial statements are available to be issued, as such, the events and circumstances raise substantial doubt about our ability to continue as a going concern. Therefore, we will include a going concern disclosure in its financial statements.
In connection with our assessment of going concern considerations in accordance with the ASC 205-40, We have until January 14, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Our management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

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
Results of Operations
Our entire activity from inception to June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash
gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.
For the three months ended June 30, 2022, we incurred a net loss of approximately $113,000, which consisted of approximately $248,000 in general and administrative expense and approximately $113,000 in administrative expenses-related party, partly offset by approximately $248,000 in income from investments held in Trust Account.
For the three months ended June 30, 2021, we had a net loss of $386, consisted solely of general and administrative expenses.
For the six months ended June 30, 2022, we incurred a net loss of approximately $460,000, which consisted of approximately $642,000 in general and administrative expense and $225,000 in administrative expenses-related party, partly offset by approximately $407,000 in income from investments held in Trust Account.
For the period from February 10, 2021 (inception) through June 30, 2021, we had a net loss of approximately $11,000, consisted solely of general and administrative expenses.
Contractual Obligations
Promissory Note - Related Party
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
Working Capital Loan
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial Business Combination, we would repay the

Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.
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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the Public Warrants, the Private Placement Warrants and the Rights to purchase an aggregate of 15,576,500 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from February 10, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements; Commitments and Contractual Obligations
As of June 30, 2022 and December 31, 2021, we did not have any off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, as required by Rules
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

10X CAPITAL VENTURE ACQUISITION CORP. III

Date: August 15, 2022	By:	/s/ Hans Thomas
	Name:	Hans Thomas
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Guhan Kandasamy
	Name:	Guhan Kandasamy
	Title:	Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)