Form 10-Q
period 2022-09-30
10X Capital Venture Acquisition Corp. III
filed 2022-11-14
CIK 1848948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
November 14, 2022
there were 31,153,000 Class A ordinary shares, $0.0001 par value per share, and 10,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

10X CAPITAL VENTURE ACQUISITION CORP. III

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page
PART 1-FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from February 10, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 10, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Control and Procedures	23
PART II-OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
SIGNATURES		25

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
10X CAPITAL VENTURE ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$127,854	$—
Prepaid expenses	100,532	26,800

Total current assets	228,386	26,800
Investments held in Trust Account	306,355,099	—
Offering costs associated with initial public offering	—	540,102

Total Assets	$306,583,485	$566,902

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$223,456	$215,247
Accrued expenses	158,279	236,491
Note payable - related party	—	134,771

Total current liabilities	381,735	586,509
Deferred underwriting commissions	14,280,000	—

Total Liabilities	14,661,735	586,509
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 30,000,000 and -0- shares outstanding at redemption value of approximately $10.21 and $0.00 per share as of September 30, 2022 and December 31, 2021, respectively	306,255,099	—
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,153,000 and -0- non-redeemable shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	115	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 and 10,005,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,000	1,001 (1)
Additional paid-in capital	—	23,999
Accumulated deficit	(14,334,464)	(44,607)

Total Shareholders’ Deficit	(14,333,349)	(19,607)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$306,583,485	$566,902

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

The accompanying notes are an integral part of these condensed financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For the nine	For the period from February 10, 2021 (inception)
	For the three months ended September 30,		months ended September 30,	through September 30,
	2022	2021	2022	2021
General and administrative expenses	$223,782	$12,784	$865,593	$23,717
Administrative expenses - related party	112,500	—	337,500	—

Loss from operations	(336,282)	(12,784)	(1,203,093)	(23,717)
Other income:
Income from investments held in Trust Account	1,448,249	—	1,855,099	—

Total other income	1,448,249	—	1,855,099	—

Net income (loss)	$1,111,967	$(12,784)	$652,006	$(23,717)

Weighted average Class A ordinary shares - basic and diluted	31,153,000	—	29,669,524	—

Basic and diluted net income per share, Class A ordinary shares	$0.03	$—	$0.02	$—

Weighted average Class B ordinary shares - basic	10,000,000	8,700,000 (1)	9,938,095	8,700,000 (1)

Weighted average Class B ordinary shares - diluted	10,000,000	8,700,000 (1)	10,000,000	8,700,000 (1)

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.03	$(0.00)	$0.02	$(0.00)

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

10X CAPITAL VENTURE ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Non-redeemable Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	10,005,000	$1,001	$23,999	$(44,607)	$(19,607)
Sale of private placement units in private placement	1,153,000	115	—	—	11,529,885	—	11,530,000
Fair value of warrants included in the Units sold in the Initial Public Offering	—	—	—	—	12,300,000	—	12,300,000
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering	—	—	—	—	(829,867)	—	(829,867)
Forfeiture of Class B ordinary shares	—	—	(5,000)	(1)	1	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(23,024,018)	(13,186,764)	(36,210,782)
Net loss	—	—	—	—	—	(347,368)	(347,368)

Balance - March 31, 2022 (Unaudited)	1,153,000	115	10,000,000	1,000	—	(13,578,739)	(13,577,624)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(306,850)	(306,850)
Net loss	—	—	—	—	—	(112,593)	(112,593)

Balance - June 30, 2022 (Unaudited)	1,153,000	115	10,000,000	1,000	—	(13,998,182)	(13,997,067)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,448,249)	(1,448,249)
Net income	—	—	—	—	—	1,111,967	1,111,967

Balance - September 30, 2022 (Unaudited)	1,153,000	$115	10,000,000	$1,000	$—	$(14,334,464)	$(14,333,349)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM
FEBRUARY 10, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Equity
	Non-redeemable Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - February 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	10,005,000	1,001	23,999	—	25,000
Net loss	—	—	—	—	—	(10,547)	(10,547)

Balance - March 31, 2021 (Unaudited)	—	—	10,005,000	1,001	23,999	(10,547)	14,453
Net loss	—	—	—	—	—	(386)	(386)

Balance - June 30, 2021 (Unaudited)	—	—	10,005,000	1,001	23,999	(10,933)	14,067
Net loss	—	—	—	—	—	(12,784)	(12,784)

Balance - September 30, 2021 (Unaudited)	—	$—	10,005,000	$1,001	$23,999	$(23,717)	$1,283

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2022	For the period from February 10, 2021 (inception) through September 30, 2021

Cash Flows from Operating Activities:
Net income (loss)	$652,006	$(23,717)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	10,547
Income from investments held in Trust Account	(1,855,099)	—
Changes in operating assets and liabilities:
Prepaid expenses	(73,732)	—
Accounts payable	95,234	1,483
Accrued expenses	130,642	11,687

Net cash used in operating activities	(1,050,949)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(304,500,000)	—

Net cash used in investing activities	(304,500,000)	—

Cash Flows from Financing Activities:
Repayment of note payable to related party	(136,617)	—
Proceeds received from initial public offering, gross	300,000,000	—
Proceeds received from private placement	11,530,000	—
Offering costs paid	(5,714,580)	—

Net cash provided by financing activities	305,678,803	—

Net change in cash	127,854	—
Cash - beginning of the period	—	—

Cash - end of the period	$127,854	$—

Supplemental disclosure of noncash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$14,453

Offering costs included in accounts payable	$(87,025)	$93,065

Offering costs included in accrued expenses	$(208,854)	$128,179

Offering costs paid by related party under promissory note	$1,847	$52,245

Deferred underwriting commissions	$14,280,000	$—

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
As of September 30, 2022 the Company had not commenced any operations. All activities through September 30, 2022 relate to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, the search for a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $128,000 in cash and working capital deficit of approximately $153,000.
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
the Company has until January 14, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.
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

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
and Article 10 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.
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

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 1,153,000 Private Placement Units to the Sponsor and Cantor. These Private Placement Units will not be transferable, assignable or salable until 30 days after the completion of the Company’s initial business combination, as such they are considered non-redeemable and presented as permanent equity in the Company’s September 30, 2022 condensed balance sheets. Excluding the Private Placement Units, the Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all outstanding Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
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

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 15,576,500 Class A ordinary shares, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following tables reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the three months ended September 30,
	2022		2021
	Class A	Class B	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) - basic	$841,764	$270,203	$(12,784)
Allocation of net income (loss) - diluted	$841,764	$270,203	$(12,784)

Denominator:
Basic weighted average ordinary shares outstanding	31,153,000	10,000,000	8,700,000
Diluted weighted average ordinary shares outstanding	31,153,000	10,000,000	8,700,000

Basic net income (loss) per ordinary share	$0.03	$0.03	$(0.00)

Diluted net income (loss) per ordinary share	$0.03	$0.03	$(0.00)

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the nine months ended September 30, 2022		For the period from February 10, 2021 (inception) through September 30, 2021
	Class A	Class B	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss ) - basic	$488,409	$163,597	$(23,717)
Allocation of net income (loss) - diluted	$487,647	$164,359	$(23,717)

Denominator:
Basic weighted average ordinary shares outstanding	29,669,524	9,938,095	8,700,000
Diluted weighted average ordinary shares outstanding	29,669,524	10,000,000	8,700,000

Basic net income (loss) per ordinary share	$0.02	$0.02	$(0.00)

Diluted net income (loss) per ordinary share	$0.02	$0.02	$(0.00)

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

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.
Administrative Support Agreement
On January 11, 2022, the Company entered into an agreement with the Sponsor (the “Administrative Support Agreement”), pursuant to which the Company agreed to pay the Sponsor a total of $37,500 per month for office space, secretarial, and administrative services through the earlier of the Company’s consummation of a Business Combination and its liquidation. Upon consummation of a Business Combination, any remaining monthly payments shall be accelerated and due. For the three months ended September 30, 2022 and 2021, the Company incurred and paid approximately $112,500 and $0 of administrative support expense, respectively. For the nine months ended September 30, 2022 and period from February 10, 2021 (inception) through September 30, 2021, the Company incurred and paid approximately $337,500 and $0 of administrative support expense, respectively. There were no outstanding balance as of September 30, 2022 and December 31, 2021.

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
NOTE 7—CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there wer
e 31,153,000
 shares of Class A ordinary shares outstanding, of which
30,000,000

shares were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the accompanying condensed balance sheets is reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(12,300,000)
Class A ordinary shares issuance costs	(19,410,782)
Plus:
Accretion of carrying value to redemption value	36,210,782

Class A ordinary shares subject to possible redemption as of March 31, 2022	304,500,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	306,850

Class A ordinary shares subject to possible redemption as of June 30, 2022	304,806,850
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,448,249

Class A ordinary shares subject to possible redemption as of September 30, 2022	$306,255,099

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares
- The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2022, there were
30,000,000
Class A redeemable ordinary shares issued and outstanding, which were subject to possible redemption and were classified outside of permanent equity on the condensed balance sheets and 1,153,000 non-redeemable
Class A ordinary shares issued and outstanding. As of December 31, 2021, there were no Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
- The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were 10,000,000 and 10,005,000 Class B ordinary shares issued and outstanding, respectively (see Note 5).
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
basis.
NOTE 9. WARRANTS
As of September 30, 2022, the Company has 15,000,000 Public Warrants and 576,500 Private Placement Warrants outstanding. There were no warrants issued and outstanding as of December 31, 2021.
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
NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-U.S. Treasury Securities (1)	$306,353,660	$—	$—

(1)	Excludes $1,439 of cash balance held within the Trust Account
There were no assets measured at fair value on a recurring basis as of December 31, 2021.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the nine months ended September 30, 2022 or for the period from February 10, 2021 (inception) through September 30, 2021.
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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $128,000 outside of the Trust Account and a working capital deficit of approximately $153,000.

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

In connection with our assessment of going concern considerations in accordance with the ASC 205-40, We have until January 14, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Our management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to complete a Business Combination before the mandatory liquidation date.

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

Results of Operations

Our entire activity from inception to September 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the three months ended September 30, 2022, we incurred net income of approximately $1.1 million, which consisted of approximately $1.4 million in income from investments held in Trust Account, partially offset by approximately $224,000 in general and administrative expense and approximately $113,000 in administrative expenses-related party.

For the three months ended September 30, 2021, we had a net loss of approximately $13,000, consisted solely of general and administrative expenses.

For the nine months ended September 30, 2022, we incurred net income of approximately $652,000, which consisted of approximately $1.9 million in income from investments held in Trust Account, partially offset by approximately $866,000 in general and administrative expense and approximately $338,000 in administrative expenses-related party.

For the period from February 10, 2021 (inception) through September 30, 2021, we had a net loss of approximately $24,000, consisted solely of general and administrative expenses.

Contractual Obligations

Promissory Note—Related Party

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

Working Capital Loan

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial Business Combination, we would repay the Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the Public Warrants, the Private Placement Warrants and the Rights to purchase an aggregate of 15,576,500 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2021, could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2021 except for the following:

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO in January 2022 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately nine months after the effective date of our IPO, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in trust account included approximately $1,855,099 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or January 14, 2024, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

10X CAPITAL VENTURE ACQUISITION CORP. III

Date: November 14, 2022	By:	/s/ Hans Thomas
	Name:	Hans Thomas
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Guhan Kandasamy
	Name:	Guhan Kandasamy
	Title:	Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)