Form 10-K
period 2022-12-31
10X Capital Venture Acquisition Corp. III
filed 2023-04-13
CIK 1848948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-41216

10X Capital Venture Acquisition Corp. III

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1611637
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 World Trade Center, 85th Floor
New York, NY	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 257-0069

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	VCXB.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	VCXB	New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	VCXB WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, was approximately $302.7 million.

At April 10, 2023, there were 5,209,190 Class A ordinary shares, par value $0.0001 per share, and 10,000,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact, included in this Annual Report, including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance but reflect management’s current beliefs based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Our securities filings can be accessed on the EDGAR section of the Securities and Exchange Commission’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

All such forward-looking statements speak only as of the date of this Annual Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based unless required by law. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this Cautionary Note Regarding Forward-Looking Statements.

ii

PART I

References in this report to “we,” “us,” “our,” “10X III” or the “Company” refer to 10X Capital Venture Acquisition Corp. III, a blank check company incorporated as a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to 10X Capital SPAC Sponsor III LLC, a Cayman Islands limited liability company. References to our “Initial Shareholders” refer to holders of Founder Shares prior to the Public Offering (as defined below), including our Sponsor.

Item 1. Business

Overview

We are a blank check company incorporated on February 10, 2021, as a Cayman Islands exempted company whose business purpose is to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to herein as our “initial business combination.” While we may pursue an initial business combination target in any business or industry, we intend to focus on identifying high growth technology and tech-enabled businesses domestically and abroad in the consumer internet, ecommerce, software, healthcare, transportation / mobility and financial services industries, as well as other industries that are being disrupted by advances in technology and on technology paradigms, including artificial intelligence (“AI”), automation, data science, ecommerce and Software-as-a-Service (“SaaS”).

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

Initial Public Offering

On January 14, 2022 (the “Close Date”), we consummated our initial public offering (the “Public Offering”) of 30,000,000 units (the “Units”), including the issuance of 3,900,000 Units as a result of the underwriter’s partial exercise of their over-allotment option. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (“Class A ordinary shares” or “public shares”) and one-half of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $300,000,000.

Simultaneously with the closing of the Public Offering, pursuant to private placement units purchase agreements (the “Private Placement Units Purchase Agreements”), we completed the private sale of an aggregate of 1,153,000 Units (the “Private Placement Units”) to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $11,530,000 (the “Private Placement”). Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”) and one-half of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). In the Private Placement, the Sponsor purchased 881,000 Private Placement Units and Cantor purchased 272,000 Private Placement Units. The Private Placement Units are identical to the Units sold in the Public Offering, except that the Private Placement Units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders thereof until 30 days after the completion of our initial business combination and the holders thereof are entitled to registration rights and, if held by the original holder or their permitted assigns, the Private Placement Warrants (i) may be exercised on a cashless basis, (ii) are not subject to redemption and (iii) with respect to such Private Placement Warrants held by Cantor, will not be exercisable more than five years from the commencement of sales in the Public Offering. No underwriting discounts or commissions were paid with respect to such sales. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Placement Units purchased by Cantor or its affiliates were deemed underwriters’ compensation by the Financial Industry Regulatory Authority (“FINRA”) pursuant to FINRA Rule 5110 and are subject to compliance with the lock-up and resale registration provisions of that rule.

A total of $304,500,000 (equal to $10.15 per Unit), comprised of $294,780,000 of the proceeds from the Public Offering (which amount includes $14,280,000 of the underwriter’s deferred commission) and $9,720,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. In connection with the Extension (as defined below), a total of 186 shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares. As a result, an aggregate of $266,701,252.01 (or approximately $10.28 per share) was released from the Trust Account to pay such shareholders. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $14,280,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated) and approximately $741,000 in expenses relating to the Public Offering, $1,800,000 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. On November 14, 2022, we issued an unsecured promissory note (as amended and restated on November 14, 2022, the “2022 Note” ) to the Sponsor for an aggregate principal amount of up to $250,000 for working capital purposes (“Working Capital Loan”). The 2022 Note bears no interest and is repayable in full upon the earlier of the consummation of our initial business combination and the day prior to the date we elect to liquidate and dissolve in accordance with the provisions of our Charter (such earlier date, the “Maturity Date”). The 2022 Note may also be converted into additional private placement-equivalent units, at a price of $10.00 per unit, at the option of the holder of the 2022 Note at any time on or prior to the Maturity Date. As of December 31, 2022, we had $67,000 held outside of the Trust Account.

We now have until July 14, 2023, with the option upon Board approval to extend up to October 14, 2023, or such later time as our shareholders may approve in accordance with our Second Amended and Restated Memorandum and Articles of Association (the “Charter”), to consummate our initial business combination (the “Combination Period”). If we are unable to consummate our initial business combination by such date and do not obtain an additional extension, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining public shareholders and our board of directors (the “Board”), liquidate and dissolve, subject in each case to our obligations under the Cayman Islands Companies Act (as amended) (the “Companies Act”) to provide for claims of creditors and the requirements of other applicable law.

Termination of Sparks Merger Agreement

On December 20, 2022, we entered into an Agreement and Plan of Merger (the “Sparks Merger Agreement”) with 10X Sparks Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of 10X III (“Merger Sub”), and Sparks Energy, Inc., a Delaware corporation (“Sparks”).

We were subsequently informed by the management of Sparks that it was their belief that the Sparks Merger Agreement did not constitute a binding contract. In response, on January 30, 2023, we filed a complaint in the Delaware Court of Chancery (the “Delaware Action”) to obtain a declaratory judgment that the Sparks Merger Agreement constitutes a binding and enforceable contract between the 10X III, Merger Sub and Sparks, requiring Sparks to take certain steps as may be reasonably necessary to consummate the business combination pursuant to the Sparks Merger Agreement as soon as practicable.

On February 2, 2023, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Merger Sub (together with 10X III, the “Plaintiffs”), Sparks (the “Defendant”) and Ottis Jarrada Sparks (together with the Plaintiffs and the Defendant, the “Parties”), pursuant to which (i) the Parties mutually agreed to terminate the Sparks Merger Agreement and (ii) the Parties agreed to a mutual release of all claims related to the Sparks Merger Agreement, the transactions contemplated thereby, and the Delaware Action.

By virtue of the termination of the Sparks Merger Agreement, the Ancillary Agreements (as defined in the Sparks Merger Agreement) were terminated in accordance with their terms.

Extension

On December 28, 2022, we held an extraordinary general meeting of shareholders, at which our shareholders approved, by special resolution, the proposal to amend and restate our Amended and Restated Memorandum and Articles of Association to extend the date by which we must (1) consummate an initial business combination, (2) cease all operations except for the purpose of winding up if we fail to complete such initial business combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in our Public Offering from January 14, 2023 to July 14, 2023 (the “Extended Date”) and to allow the Board, without another shareholder vote, to elect to further extend the date to consummate an initial business combination after the Extended Date up to three times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to July 14, 2023, with the option upon Board approval to extend up to October 14, 2023 (the “Extension” and such proposal, the “Extension Proposal”). In connection with the Extension, a total of 186 shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares. As a result, an aggregate of $266,701,252.01 (or approximately $10.28 per share) was released from the Trust Account to pay such shareholders.

On December 8, 2022, certain investors (the “Initial 10X III Investors”), entered into a non-redemption agreement with us and our Sponsor. In connection with entry into the Sparks Merger Agreement, certain additional investors (the “Additional 10X III Investors” and together with the Initial 10X III Investors, the “10X III Investors”) entered into non-redemption agreements (collectively, the “Non-Redemption Agreements”) with the us and our Sponsor. Pursuant to the Non-Redemption Agreements, such 10X III Investors agreed, for the benefit of the Company, to vote certain 10X III ordinary shares now owned or acquired (the “Investor Shares”), representing 4 million 10X III ordinary shares in the aggregate, in favor of the Extension Proposal and not to redeem the Investor Shares in connection with such proposal. In connection with these commitments from the 10X III Investors, the Sponsor has agreed to transfer to each 10X III Investor an amount of its Class B ordinary shares, par value $0.0001 per share, of the Company (the “Class B ordinary shares” or “Founder Shares”) on or promptly after the closing of our initial business combination.

Business Strategy

We will seek to capitalize on the significant relationships of our Chief Executive Officer and Chairman, Hans Thomas, and our management team to identify, evaluate and acquire high growth technology and tech-enabled businesses domestically and abroad in the consumer internet, ecommerce, software, healthcare, transportation/mobility and financial services industries, as well as other industries that are being disrupted by advances in technology and on technology paradigms, including AI, automation, data science, ecommerce and SaaS. If we elect to pursue an investment outside of those industries, our management’s expertise related to those industries may not be directly applicable to its evaluation or operation, and the information contained herein regarding that industry might not be relevant to an understanding of the business that we elect to acquire.

Following the Great Recession of 2008, technology companies have experienced a significant increase in private funding, with venture capital backed startups raising an annual peak of $344.7 billion in 2021 up from $37 billion in 2008, or roughly a 9x increase, according to the Pitchbook National Venture Capital Association venture monitor. We believe that venture capitalist Marc Andreessen’s prediction that “software will eat the world” is coming to fruition.

This increase in private funding, however, has not been evenly dispersed, as later stage venture capital firms and growth equity investors have adopted a “winner takes all” view of private markets. This view is evidenced by the concentrated allocation of a significant amount of capital to a relatively small number of companies, with the top 1% of U.S. venture backed companies in 2022 receiving 27% of all funding. This effect is similarly pronounced in late stage venture rounds, where 1% of U.S. late stage venture-backed companies raised over 25% of all capital in 2022, according to Pitchbook Data.

We believe that the traditional initial public offering (“IPO”) market is fundamentally underserving the interests of high growth, middle market technology companies. The first day IPO “pops” of Agora Inc. (Nasdaq: API) (153%), Lemonade Inc. (NYSE: LMND) (139%) and Vroom, Inc. (Nasdaq: VRM) (118%), among others, have supported the notion that despite demonstrable investor demand, the traditional IPO process underprices high growth technology companies. Data compiled by Marker indicates that the average company that went public in 2020 left $110 million on the table. Agora, Zoomlnfo Technologies Inc. (Nasdaq: ZI) and Vroom each saw their share prices rise $500 million on the first day, ostensibly leaving much of that appreciation on the table.

These combined private and public market factors have led to a proliferation of private companies who face capital and valuation constraints in the private markets, for whom there may be significant investor demand in the public markets, but who may be deterred from utilizing the traditional IPO channel to access more efficient capital. These companies represent a significant and addressable target market for us. We estimate that there are more than 2,000 current private venture capital and private equity backed companies who would have a potential post-combination enterprise value of $500 million to $3 billion based on the valuation implied at their last round of funding, representing more than $1 trillion in combined enterprise value that may be suitable targets for us, according to data from PitchBook Data as of December 31, 2022.

Our mission is to create a better solution to the conventional IPO for these high growth, disruptive technology and technology-enabled companies that addresses their needs for capital and liquidity, while overcoming the key points of friction in the traditional IPO path.

Initial Business Combination Criteria

Although we may pursue an acquisition opportunity in any business or industry, we currently intend to focus our efforts on identifying high growth technology and tech-enabled businesses domestically and abroad in the consumer internet, ecommerce, software, healthcare and financial services industries, as well as other industries that are being disrupted by advances in technology and on technology paradigms, including AI, automation, data science, ecommerce and SaaS.

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

Differentiated product or service: We intend to seek out companies with competitive advantages that can maintain and grow market share against incumbent and emerging competitors.

Experienced management team: We intend to seek out companies with strong, experienced management teams or that provide a platform to assemble an effective management team with a track record of driving growth and profitability.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy materials or tender offer documents, as applicable, that we would file with the SEC. In evaluating a prospective target business, we expect to conduct a due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, and the review of financial and other information made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We do not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Initial Business Combination

The New York Stock Exchange (“NYSE”) rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted). Our Board will make the determination as to the fair market value of our initial business combination. If our Board is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our Board will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We are not presently engaged in any operations. We intend to effectuate our initial business combination using cash from the proceeds of the Public Offering and the Private Placement, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We have not selected our initial business combination target. Accordingly, there is no current basis for investors in the Public Offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

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

Prior to the date of this Annual Report, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Sourcing of Potential Initial Business Combination Targets

We believe our management team is well positioned to identify unique opportunities across the private company landscape in the technology sector. Our selection process leverages our relationships with leading technology company founders, executives of private and public companies, venture capitalists, private equity and growth equity funds.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Charter provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter that may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our Sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. In particular, affiliates of our Sponsor are currently sponsoring another blank check company, 10X Capital Venture Acquisition Corp. II (“10X II”). Further, Mr. Thomas, our Chief Executive Officer and Chairman, serves as the Chief Executive Officer and Chairman of 10X II. Any such companies, businesses or investments, including 10X II, may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Close Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates does not equal or exceed $250.0 million as of the prior June 30th, or (2) our annual revenues did not equal or exceed $100.0 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our consolidated financial statements with other public companies difficult or impossible.

Financial Position

With funds available in our Trust Account for an initial business combination in the amount of $294,381,515.17 as of December 31, 2022 (assuming no redemptions), after payment of $14,280,000 of deferred underwriting fees, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our Charter. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under NYSE’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of public shares then outstanding;

●	any of our directors, officers or substantial shareholders (as defined by the NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Initial Shareholders, directors, executive officers, advisors or their affiliates may purchase shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our Initial Shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or Public Warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our Initial Shareholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Public Warrants on any matters submitted to the Warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Initial Shareholders, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our Initial Shareholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the shareholder meeting related to our initial business combination. Our Sponsor, executive officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our Sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. As of the date of this Annual Report, and due to the redemption of 25,943,810 public shares in connection with the Extension, the amount in the Trust Account was approximately $10.28 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. Our Initial Shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our Charter provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our Charter would require shareholder approval. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our Charter and applies whether or not we maintain our registration under the Exchange Act or our listing on NYSE. Such provisions may be amended if approved by holders of 65% of our ordinary shares entitled to vote thereon.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a shareholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek shareholder approval, we will complete our initial business combination only if we receive the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. In accordance with our Charter, a quorum for such meeting will consist of the holders present in person or by proxy of ordinary shares of the Company representing at least one-third of the voting power of all outstanding ordinary shares of the Company entitled to vote at such meeting. Our Initial Shareholders will count towards this quorum and, pursuant to a letter agreement, our Sponsor, officers and directors have agreed to vote any Founder Shares they hold and any public shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, assuming that all outstanding ordinary shares are voted, we will not need any public shares in addition to our Founder Shares to be voted in favor of an initial business combination in order to have an initial business combination approved. Pursuant to our Charter, a quorum will be present if the holders of at least one-third of our issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. These quorum and voting thresholds, and the voting agreements of our Initial Shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a shareholder on the record date for the shareholder meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our Charter provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Charter provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Public Offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until July 14, 2023, with the option upon Board approval to extend up to October 14, 2023, or such later time as our shareholders may approve in accordance with our Charter.

Redemption of Public Shares and Liquidation If No Initial Business Combination

We now have until July 14, 2023, with the option upon Board approval to extend up to October 14, 2023 to complete our initial business combination. If we are unable to complete our initial business combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining public shareholders and the Board, liquidate and dissolve, subject in each case to our obligations under the Companies Act to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial business combination by July 14, 2023, unless otherwise extended.

Our Initial Shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial business combination within the Combination Period. However, if our Initial Shareholders or our management team acquire Class A ordinary shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Class A ordinary shares if we fail to complete our initial business combination within the Combination Period.

Our Initial Shareholders, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our Charter to modify the substance or timing of our obligation to redeem 100% of our Class A ordinary shares if we do not complete our initial business combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Class A ordinary shares. However, we may not redeem our Class A ordinary shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of Class A ordinary shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our Class A ordinary shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $67,000 of proceeds held outside of the Trust Account as of December 31, 2022, which amount includes $311,530,000 of the proceeds from the Public Offering and the Private Placement and $250,000 of the proceeds from the November 2022 Working Capital Loan from our Sponsor, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account and any tax payments or expenses for the dissolution of the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.28. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.28. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in our best interests under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriter of our Public Offering and our independent registered public accounting firm did not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.15 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Class A ordinary shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.15 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriter of our Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.15 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and the Company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Class A ordinary shares if we do not complete our initial business combination within the Combination Period, (ii) in connection with a shareholder vote to amend our Charter to modify the substance or timing of our obligation to redeem 100% of our Class A ordinary shares if we do not complete our initial business combination within the Combination Period or with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Charter, like all provisions of our Charter, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently utilize office space at 1 World Trade Center, 85th Floor, New York, New York 10007 from our Sponsor and the members of our management team. We consider our current office space adequate for our current operations.

Employees

We currently have four executive officers: Hans Thomas, David Weisburd, Guhan Kandasamy and Oliver Wriedt. These individuals are not obligated to devote any specific number of hours to our matters but intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our Units, Class A ordinary shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC.

In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials, as applicable, sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the Combination Period. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, we will be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Close Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our securities involves a high degree of risk. Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risks that we face, can be found below in “Risk Factors” and should be carefully considered, together with other information in this Annual Report. Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to affect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our Initial Shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The reduced size of our Trust Account may make it more difficult for us to complete an initial business combination.

●	There are no assurances that the Extension will enable us to complete an initial business combination.

●	The requirement that we complete our initial business combination within the Combination Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	We may not be able to complete our initial business combination within the Combination Period, in which case we would cease all operations except for the purpose of winding up and redeem our public shares and liquidate.

●	If we seek shareholder approval of our initial business combination, our Initial Shareholders, directors, officers, advisors or their affiliates may elect to purchase shares or Public Warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or Public Warrants, potentially at a loss.

●	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire worthless.

●	If the net proceeds of our Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate until at least the end of the Combination Period, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

●	The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

●	If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

●	Unlike some other similarly structured SPACs, our Initial Shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or Warrant holders.

Risk Factors

You should consider carefully all of the risks described below, together with the other information contained in this Annual Report. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, an Initial Business Combination

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

As of the date of this Annual Report, and due to the redemption of 25,943,810 public shares in connection with the Extension, our Initial Shareholders own 71.5% of our outstanding ordinary shares. Our Initial Shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our Charter provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the Founder Shares. As a result, in addition to our Initial Shareholders’ Founder Shares and Private Placement Shares, we would not need any of the outstanding public shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our Initial Shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our Board may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issues of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

The reduced size of our Trust Account may make it more difficult for us to complete an initial business combination.

On December 28, 2022, we held an extraordinary general meeting of shareholders to vote on the Extension Proposal. In connection with the Extension, shareholders elected to redeem 25,943,810 Class A ordinary shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares. As a result, an aggregate of $266,701,252.01 (or approximately $10.28 per share) was released from the Trust Account to pay such shareholders. After giving effect to such redemptions, $41,697,458.93 remained in the Trust Account. The resulting reduction of the amount available to us in the Trust Account may it more difficult for us to complete an initial business combination on commercially acceptable terms or at all.

There are no assurances that the Extension will enable us to complete an initial business combination.

Even though the Extension was approved, we can provide no assurances that an initial business combination will be consummated prior to the end of the Combination Period. Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control.

In connection with the Extension, a total of 186 shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares, representing approximately 83.28% of our issued and outstanding Class A ordinary shares, for an aggregate of $266,701,252.01 in cash. Following such redemptions, we had funds in the Trust Account of $41,697,458.93.

Because our Trust Account currently contains $10.28 per Class A ordinary share, public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination.

Our Trust Account currently contains $10.28 per Class A ordinary share. This is different than some other similarly structured blank check companies for which the Trust Account only contains $10.00 per share. As a result of the additional funds that could be available to public shareholders upon redemption of public shares, our public shareholders may be more incentivized to redeem their public shares and not to hold those ordinary shares through our initial business combination. A higher percentage of redemptions by our public shareholders could make it more difficult for us to complete our initial business combination.

The requirement that we complete our initial business combination within the Combination Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the Combination Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the Combination Period, in which case we would cease all operations except for the purpose of winding up and redeem our public shares and liquidate.

We cannot assure you that we will be able to consummate an initial business combination within the Combination Period. Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control, such as general market conditions, volatility in the capital and debt markets and the other risks described herein. Although we are required to offer shareholders redemption rights in connection with any shareholder vote to approve a business combination, or if we seek to further extend the date by which we are required to complete our initial business combination at an extraordinary general meeting of shareholders to vote upon an amendment to our Charter for such further extension (a “Further Extension”), there may be no extraordinary general meeting of shareholders to vote upon our initial business combination or a Further Extension before July 14, 2023, with the option upon Board approval to extend up to October 14, 2023, the date by which we are required to complete our initial business combination or be forced to liquidate. Even if our initial business combination or a Further Extension is approved by our shareholders, it is possible that redemptions will leave us with insufficient cash to consummate our initial business combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with a shareholder vote upon a Further Extension and vote upon our initial business combination could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment, except through sales of our securities on the open market. The price of our securities may be volatile, and there can be no assurance that shareholders will be able to dispose of our securities at favorable prices, or at all.

If we have not completed our initial business combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If we seek shareholder approval of our initial business combination, our Initial Shareholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or Public Warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Initial Shareholders, directors, executive officers, advisors or their affiliates may purchase shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our Initial Shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, other than as expressly stated in the registration statement on Form S-1 that we filed in connection with our Public Offering (the “IPO Registration Statement”), they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or Public Warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Initial Shareholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Public Warrants on any matters submitted to the Warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

Since the net proceeds of our Public Offering and the sale of the Private Placement Units are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the completion of our Public Offering and the sale of the Private Placement Units and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Charter provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Public Offering and the sale of the Private Placement Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire worthless.

As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If the net proceeds of our Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate until at least the end of the Combination Period, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

As of December 31, 2022, of the net proceeds of our Public Offering and the Private Placement, only $308,661,515.17 remain available to us outside the Trust Account to fund our working capital requirements. We cannot assure you that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until July 14, 2023 or October 14, 2023, if an extension is approved by the Board, and our Sponsor, its affiliates and our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so.

If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity (the “Working Capital Units”) at a price of $10.00 per unit at the option of the lender. The Working Capital Units would be identical to the Private Placement Units. Each Working Capital Unit would consist of one Class A ordinary share and one-half of one redeemable warrant (the “Working Capital Warrants”). Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.28 per share, or possibly less, on our redemption of our public shares, and our Warrants will expire worthless.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for SPACs has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination company might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination company’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination company may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination company and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. The underwriter of our Public Offering as well as our registered independent public accounting firm did not execute agreements with us waiving such claims to the monies held in the Trust Account.

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

Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.15 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as an exhibit to the IPO Registration Statement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.15 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.15 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Charter, our public shareholders are entitled to receive their pro rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public shareholders.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public shareholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACs such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs, including companies like ours, could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its business combination within 24 months after the effective date of the registration statement for its initial public offering.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

●	In addition, we would be subject to burdensome compliance requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

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

In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on NYSE. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to elect directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our Board is divided into three classes, with only one class of directors being elected in each year and each class (except for those directors elected prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the election of directors until after the consummation of our initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. Our Charter prohibits us from effectuating a business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders or Warrant holders who choose to remain shareholders or Warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or Warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Unless we complete our initial business combination with an affiliated entity or our Board cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our Public Offering and the sale of the Private Placement Units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our Charter does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, SPACs have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Charter or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, SPACs have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, SPACs have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Charter requires the approval of holders of 65% of our ordinary shares, and amending our warrant agreement requires a vote of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our Charter requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to Charter to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered in the Public Offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our Charter or governing instruments or further extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our Charter that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the Company (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our Trust Account), which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend our Charter to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our Charter provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our Public Offering and the private placement of Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our Initial Shareholders, who will collectively beneficially own 71.5% of our ordinary shares, will participate in any vote to amend our Charter and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Charter that govern our pre-business combination behavior more easily than some other SPACs, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Charter.

Our Sponsor, officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Certain agreements related to our Public Offering may be amended without shareholder approval.

Each of the agreements related to our Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our Initial Shareholders, officers and directors; the registration rights agreement among us and our Initial Shareholders; the private placement units purchase agreement between us and our Sponsor; and the administrative services agreement among us, our Sponsor and an affiliate of our Sponsor. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, Private Placement Warrants and other securities held by our Initial Shareholders, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our Board, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our Board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our Board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our Initial Shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our Public Offering and the sale of the Private Placement Units. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our Initial Shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Initial Shareholders own 71.5% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Charter. If our Initial Shareholders purchased any Units in our Public Offering or if our Initial Shareholders purchased any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our Initial Shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. Assuming that only one-third of our issued and outstanding ordinary shares, representing a quorum under our Charter, are voted, we will not need any public shares in addition to our Founder Shares to be voted in favor of an initial business combination in order to have an initial business combination approved. In addition, our Board, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our Initial Shareholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, the Founder Shares, all of which are held by our Initial Shareholders, will, in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of a special resolution being the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company), entitle the holders of the Class B ordinary shares to ten votes for every Class B ordinary share of which they are a holder. This provision of our Charter may only be amended by a special resolution passed by a majority of at least two-thirds of our ordinary shares voting in a general meeting.

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

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Private Placement Warrants will expire worthless.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

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

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management may resign from their positions as officers or directors of the Company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

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

Exchange rate fluctuations and currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

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

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team, including with respect to 10X Capital Venture Acquisition Corp. (“10X I”) and 10X II, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team’s or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors in our Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors, including 10X II, for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities, including 10X II. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our Sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. In particular, affiliates of our Sponsor are currently sponsoring another blank check company, 10X II. Further, Mr. Thomas, our Chief Executive Officer and Chairman, serves as the Chief Executive Officer and Chairman of 10X II. Any such companies, including 10X II, may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance,” “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Members of our management team and Board have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and Board have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Individual members of our management team and Board also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our management team and Board away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

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

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business — Initial Business Combination Criteria” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares acquired after our Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

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

The number of Founder Shares outstanding was determined based on the expectation that the total size of our Public Offering would be a maximum of 30,015,000 Units if the underwriter’s over-allotment option was exercised in full, and therefore that such Founder Shares would represent 25% of the outstanding shares after our Public Offering (not including the Class A ordinary shares underlying the Private Placement Units). On December 1, 2021, the Sponsor surrendered 2,089,167 Founder Shares for no consideration, resulting in 9,583,333 Founder Shares issued and outstanding. On January 11, 2022, the Company effected a share capitalization of 421,667 Founder Shares, resulting in our Sponsor holding 10,005,000 Founder Shares as of the date of our final prospectus. In connection with the underwriter’s partial exercise of the over-allotment option and the expiration of the remaining portion of the over-allotment option, on March 11, 2022, 5,000 Founder Shares were forfeited resulting in an aggregate of 10,000,000 Founder Shares outstanding. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor and Cantor purchased an aggregate of 1,153,000 Private Placement Units for an aggregate purchase price of $11,530,000, or $10.00 per Private Placement Unit, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the Combination Period nears, which is the deadline for our completion of an initial business combination.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or Public Warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Charter to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and the redemption of our public shares if we are unable to complete an initial business combination within the Combination Period, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination within the Combination Period is not completed for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public shareholders may be forced to wait beyond July 14, 2023 or October 14, 2023, if an extension is approved by the Board, before they receive funds from our Trust Account. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Public Warrants, potentially at a loss.

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Class A ordinary shares and Public Warrants are currently listed on NYSE. Although we meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will continue to be listed on NYSE in the future or prior to our initial business combination. In order to continue listing our securities on NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on NYSE. For instance, our stock price would generally be required to be at least $4.00 per share and we have 400 round lot holders of our Class A ordinary shares upon the consummation of our initial business combination. We cannot assure you that we will be able to meet those initial listing requirements at that time. Because public shareholders elected to redeem an aggregate of 25,943,810 Class A Ordinary Shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares, in connection with the Extension, there is an increased likelihood that we may fail to satisfy the minimum shareholders’ equity and round lot holders thresholds imposed by NYSE.

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A ordinary shares and Public Warrants are listed on NYSE, our Units, Class A ordinary shares and Public Warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

While we have registered the Class A ordinary shares issuable upon exercise of the Warrants in the IPO Registration Statement, we do not plan on keeping a prospectus current until required to pursuant to the warrant agreement. However, because the Warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our best efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the Warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

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

The warrant agreement provides that in the following circumstances holders of Warrants who seek to exercise their Warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption. If you exercise your Public Warrants on a cashless basis, you would pay the Warrant exercise price by surrendering the Warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number Class A ordinary shares underlying the Warrants, multiplied by the excess of the “fair market value” of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the Warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Warrants, as applicable. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such Warrants for cash.

The grant of registration rights to our Initial Shareholders and holders of our Private Placement Units, Private Placement Shares and Private Placement Warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our Public Offering, our Initial Shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which Founder Shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants and holders of Working Capital Warrants may demand that we register such Warrants or the Class A ordinary shares issuable upon conversion of such Warrants. The registration rights will be exercisable with respect to the Founder Shares and the Private Placement Units, Private Placement Shares and Private Placement Warrants and the Class A ordinary shares issuable upon exercise of such Private Placement Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our Initial Shareholders, holders of our Private Placement Warrants or holders of our Working Capital Loans or their respective permitted transferees are registered.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our Charter. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Charter authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Immediately after our Public Offering, there were 468,847,000 and 39,995,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding Warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Charter. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our Charter provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares on any initial business combination. These provisions of our Charter, like all provisions of our Charter, may be amended with a shareholder vote. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in our Public Offering;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or Public Warrants.

Unlike some other similarly structured SPACs, our Initial Shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided in the Charter. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination in excess of the number of Class A ordinary shares or equity-linked securities issued in our Public Offering, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 25% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders and not including the Class A ordinary shares underlying the Private Placement Units), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any Working Capital Units issued to our Sponsor, officers or directors, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. This is different than some other similarly structured SPACs in which the Initial Shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

We may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of your Public Warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a Public Warrant could be decreased, all without your approval.

Our Public Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or shares (at a ratio different than initially provided), shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a Public Warrant.

We may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.

We have the ability to redeem all of the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A ordinary shares and equity-linked securities for capital raising purposes in connection with the closing of our initial business combination) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of such redemption to the Public Warrant holders. We will not redeem the Public Warrants unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period, except if the Public Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force you to (i) exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants.

Our Warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued Public Warrants to purchase 15,000,000 Class A ordinary shares as part of the Units offered our Public Offering and, simultaneously with the closing of our Public Offering, we issued in a private placement an aggregate of 1,153,000 Private Placement Units, which include Private Placement Warrants to purchase an aggregate of 576,500 Class A ordinary shares, at the price of $11.50 per share. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,500,000 Private Placement Units, at the price of $10.00 per unit. To the extent we issue ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these Warrants could make us a less attractive acquisition vehicle to a target business. Such Warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our Warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring a target business.

Because each Unit contains one-half of one Public Warrant and only a whole Warrant may be exercised, the Units may be worth less than units of other SPACs.

Each Unit contains one-half of one Public Warrant. Pursuant to the warrant agreement, no fractional Warrants are issued upon separation of the Units, and only whole Units trade. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the Warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a business combination since the Warrants will be exercisable in the aggregate for one-half of the number of shares compared to Units that each contain a whole Warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if it included a warrant to purchase one whole share.

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

This choice-of-forum provision may limit a Warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

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

Our corporate affairs will be governed by our Charter, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against our directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

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

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of our Board or controlling shareholders than they would as public shareholders of a United States company.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results, and we did not commence operations until obtaining funding through our Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Class A ordinary shares or Warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Based upon the composition of our income and assets, and upon a review of our financial statements, we likely will not be eligible for the startup exception and therefore likely was a PFIC for the most recent taxable year ended on December 31, 2022. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. With respect to each taxable year for which we determine we are a PFIC, upon written request, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our Warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or Warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval by special resolution under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or Warrant holder to recognize taxable income in the jurisdiction in which the shareholder or Warrant holder is a tax resident or in which its members are residents if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or Warrant holders to pay such taxes. Shareholders or Warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

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

As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31st. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Provisions in our Charter may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management

Our Charter contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered Board and the ability of the Board to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our Charter provides that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our Charter provides that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our Charter or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our Charter, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our Charter will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our Charter also provides that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. Our failure to address and comply with these laws or regulations and any subsequent changes, as interpreted and applied, could adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently utilize office space at 1 World Trade Center, 85th Floor, New York, New York 10007. The cost for our use of this space is included in the $37,500 per month fee we pay to our Sponsor for office space and secretarial and administrative services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our Units, Class A ordinary shares and Public Warrants are listed on NYSE under the symbols “VCXB.U,” “VCXB” and “VCXB WS,” respectively.

(b) Holders

As of March 23, 2023, there were three holders of record of our Units, no holders of record of our separately traded Class A ordinary shares and no holders of record of our Pubic Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A ordinary shares and Public Warrants are held of record by banks, brokers and other financial institutions.

(c) Dividends

We have not paid any cash dividends on our Class A ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board at such time. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On February 18, 2021, our Sponsor purchased 11,672,500 Founder Shares for an aggregate purchase price of $25,000. Prior to our Sponsor’s initial investment in us of $25,000, we had no assets, tangible or intangible. On December 1, 2021, our Sponsor surrendered 2,089,167 Founder Shares for no consideration. On January 11, 2022, we effected a share capitalization of 421,667 Founder Shares. In connection with the underwriter’s partial exercise of the over-allotment option and the expiration of the remaining portion of the over-allotment option, on March 11, 2022, 5,000 Founder Shares were forfeited at no cost. At December 31, 2022, our Sponsor held 10,000,000 Founder Shares.

Simultaneously with the closing of the Public Offering, pursuant to the Private Placement Units Purchase Agreements, we completed the private sale of an aggregate of 1,153,000 Private Placement Units to the Sponsor and Cantor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $1,153,000. In the Private Placement, the Sponsor purchased 881,000 Private Placement Units and Cantor purchased 272,000 Private Placement Units. The Private Placement Units are identical to the Units, except that except that the Private Placement Units (including the underlying securities) are subject to certain transfer restrictions and the holders thereof are entitled to certain registration rights, and, if held by the original holder or their permitted assigns, the underlying Private Placement Warrants (i) may be exercised on a cashless basis, (ii) are not subject to redemption and (iii) with respect to such Private Placement Warrants held by Cantor, will not be exercisable more than five years from the commencement of sales in the Public Offering. No underwriting discounts or commissions were paid with respect to such sales.

On December 8, 2022 and subsequently, in connection with entry into the Sparks Merger Agreement, the 10X III Investors entered into the Non-Redemption Agreements, pursuant to which such 10X III Investors agreed, for the benefit of the Company, to vote the Investor Shares, representing 4 million 10X III ordinary shares in the aggregate, in favor of the Extension Proposal and not to redeem the Investor Shares in connection with such proposal. In connection with these commitments from the 10X III Investors, the Sponsor has agreed to transfer to each 10X III Investor an amount of its Founder Shares on or promptly after the closing of our initial business combination.

On November 14, 2022, we issued an unsecured promissory note (as amended and restated on November 14, 2022, the “2022 Note” ) to the Sponsor for an aggregate principal amount of up to $250,000 for working capital purposes (“Working Capital Loan”). The 2022 Note bears no interest and is repayable in full upon the earlier of the consummation of our initial business combination and the day prior to the date we elect to liquidate and dissolve in accordance with the provisions of our Charter (such earlier date, the “Maturity Date”). The 2022 Note may also be converted into additional private placement-equivalent units, at a price of $10.00 per unit, at the option of the holder of the 2022 Note at any time on or prior to the Maturity Date.

The sales of the above securities, including the shares to be offered and sold in connection with the Non-Redemption Agreements, by us have not been registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) thereof.

Use of Proceeds

On January 14, 2022, we consummated our Public Offering of 30,000,000 Units, at an offering price to the public of $10.00 per Unit, for an aggregate offering price of $300,000,000, with each Unit consisting of one Class A ordinary share and one-half of one Public Warrant. Each Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. Cantor acted as the sole bookrunning manager for the Public Offering. Our Public Offering did not terminate before all of the securities registered in our registration statement were sold. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-253868), which was declared effective by the SEC on January 11, 2022.

Net Proceeds of $304,500,000, comprised of $294,780,000 of the proceeds from the Public Offering (which amount includes $14,280,000 of the underwriter’s deferred discount) and $9,720,000 of the proceeds of the sale of the Private Placement Units, were deposited in the Trust Account on the Close Date. We paid a total of $5,220,000 in underwriting discounts and commissions and $741,000 for other offering costs related to the Public Offering. In addition, the underwriter agreed to defer approximately $14,280,000 in underwriting discounts, which amount will be payable when and if a business combination is consummated. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus related to the Public Offering, dated January 11, 2022, which was filed with the SEC on January 14, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1.A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on February 10, 2021 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.

Our sponsor is 10X Capital SPAC Sponsor III LLC, a Cayman Islands limited liability company. On January 14, 2022, we consummated our Public Offering of 30,000,000 Units, including the issuance of 3,900,000 Units as a result of the underwriter’s partial exercise of its over-allotment option, at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $20.2 million, of which approximately $14.3 million was for deferred underwriting commissions.

Simultaneously with the closing of the Public Offering, we consummated the Private Placement of 1,153,000 Private Placement Units at a price of $10.00 per Private Placement Unit to the Sponsor and Cantor, generating proceeds of approximately $11.5 million.

Upon the closing of the Public Offering and the Private Placement, $304.5 million ($10.15 per Unit) of net proceeds, including the net proceeds of the Public Offering and certain of the proceeds of the Private Placement, was placed in the Trust Account and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, the proceeds from the Public Offering and the portion of the proceeds placed in the Trust Account from the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of our initial business combination, (ii) the redemption of the Public Shares if we are unable to complete our initial business combination within the Combination Period, subject to applicable law, and (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend our Charter to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we have not consummated our initial business combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of the public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating an initial business combination (less deferred underwriting commissions). Our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into an initial business combination. However, we will only complete our initial business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that we will be able to successfully effect an initial business combination.

Termination of Sparks Merger Agreement

On December 20, 2022, we entered into the Sparks Merger Agreement with Merger Sub and Sparks.

We were subsequently informed by the management of Sparks that it was their belief that the Sparks Merger Agreement did not constitute a binding contract. In response, on January 30, 2023, we filed the Delaware Action to obtain a declaratory judgment that the Sparks Merger Agreement constitutes a binding and enforceable contract between 10X III, Merger Sub and Sparks, requiring Sparks to take certain steps as may be reasonably necessary to consummate the business combination pursuant to the Sparks Merger Agreement as soon as practicable.

On February 2, 2023, we entered into the Settlement Agreement with Merger, Sparks and Ottis Jarrada Sparks, pursuant to which (i) the parties thereto mutually agreed to terminate the Sparks Merger Agreement and (ii) the parties thereto agreed to a mutual release of all claims related to the Sparks Merger Agreement, the transactions contemplated thereby, and the Delaware Action.

By virtue of the termination of the Sparks Merger Agreement, the Ancillary Agreements (as defined in the Sparks Merger Agreement) were terminated in accordance with their terms.

Extension

On December 28, 2022, we held an extraordinary general meeting of shareholders, at which our shareholders approved, by special resolution, the Extension Proposal. In connection with the Extension, a total of 186 shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares. As a result, an aggregate of $266,701,252.01 (or approximately $10.28 per share) was released from the Trust Account to pay such shareholders.

On December 8, 2022, the Initial 10X III Investors, entered into a non-redemption agreement with us and our Sponsor. In connection with entry into the Sparks Merger Agreement, the Additional 10X III Investors entered into the Non-Redemption Agreements with us and our Sponsor. Pursuant to the Non-Redemption Agreements, such 10X III Investors agreed, for the benefit of the Company, to vote the Investor Shares in favor of the Extension Proposal and not to redeem the Investor Shares in connection with such proposal. In connection with these commitments from the 10X III Investors, the Sponsor has agreed to transfer to each 10X III Investor an amount of its Class B ordinary shares on or promptly after the closing of our initial business combination.

Liquidity and Going Concern

As of December 31, 2022, we had approximately $67,000 held outside of the Trust Account and a working deficit of approximately $2.4 million.

Our liquidity needs prior to the consummation of the Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on our behalf in exchange for issuance of Founder Shares and loan proceeds from the Sponsor of approximately $137,000 under a promissory note, dated February 18, 2021 (as amended on December 31, 2021, the “Pre-IPO Promissory Note”). We fully repaid the Pre-IPO Promissory Note on January 14, 2022. Subsequent to the consummation of the Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Public Offering and the Private Placement held outside of the Trust Account and a Working Capital Loan under an unsecured promissory note from the Sponsor of $250,000. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor, members of our founding team or any of their affiliates may provide us with additional Working Capital Loans (as defined below). As December 31, 2022, there was $250,000 outstanding under Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under Working Capital Loans.

Based upon the analysis above, our management has determined that we do not have sufficient liquidity to meet its anticipated obligations for at least twelve months after the financial statements are available to be issued, as such, the events and circumstances raise substantial doubt about our ability to continue as a going concern.

We have until July 14, 2023, with the option upon Board approval to extend up to October 14, 2023 to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to complete a business combination before the mandatory liquidation date. Over this time period, we will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an initial business combination.

Results of Operations

Our entire activity since inception up to December 31, 2022 related to our formation, the preparation for the Public Offering, and since the closing of the Public Offering, the search for a prospective initial business combination and expenses related to consummating an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses and transaction expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the year ended December 31, 2022, we had net income of approximately $698,000, which consisted of approximately $4.2 million in income from investments held in Trust Account, partially offset by approximately $3.1 million in general and administrative expense and approximately $413,000 in administrative expenses-related party.

For the period from February 10, 2021 (inception) through December 31, 2021, we had a net loss of approximately $45,000, which consisted solely of general and administrative expenses.

Contractual Obligations

Promissory Notes — Related Party

The Sponsor agreed to loan us up to $300,000 pursuant to the Pre-IPO Promissory Note to be used for a portion of the expenses of the Public Offering. The Pre-IPO Promissory Note was non-interest bearing, unsecured and due upon the closing of the Public Offering. We borrowed approximately $137,000 under the Pre-IPO Promissory and fully repaid the Pre-IPO Promissory Note balance on January 14, 2022.

In order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial business combination, we would repay the Working Capital Loans. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The Working Capital Units would be substantially identical to our Private Placement Units. Each Working Capital Unit would consist of one Class A ordinary share and one-half of one redeemable warrant.

On November 14, 2022, we issued an unsecured promissory note (as amended and restated on November 14, 2022, the “2022 Note” ) to the Sponsor for an aggregate principal amount of up to $250,000 for working capital purposes (“Working Capital Loan”). The 2022 Note bears no interest and is repayable in full upon the earlier of the consummation of our initial business combination and the day prior to the date we elect to liquidate and dissolve in accordance with the provisions of our Charter (such earlier date, the “Maturity Date”). The 2022 Note may also be converted into additional private placement-equivalent units, at a price of $10.00 per unit, at the option of the holder of the 2022 Note at any time on or prior to the Maturity Date. As of December 31, 2022 and 2021, we had $250,000 and $0 of such Working Capital Loans outstanding, respectively.

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Units, Private Placement Shares and Private Placement Warrants and the Class A ordinary shares underlying the Working Capital Units and Working Capital Warrants will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement signed upon the effective date of the Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. Notwithstanding the foregoing, Cantor may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the IPO Registration Statement and may not exercise its demand rights on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriter a 45-day option from the date of the Public Offering to purchase up to an additional 3,915,000 Units to cover over-allotments, if any, at the Public Offering price less the underwriting discounts and commissions. On January 14, 2022, the underwriter partially exercised the over-allotment option to purchase additional 3,900,000 Units.

The underwriter was entitled to a cash underwriting discount of approximately $5.2 million in the aggregate paid upon the closing of the Public Offering. An additional fee of approximately $14.3 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement for the Public Offering.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021.

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-03, Accounting Standards Codification (“ASC”) Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for us in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We are still evaluating the impact of this pronouncement on our consolidated financial statements.

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years from the date of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

As of December 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm because we are not required to include such attestation report due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Hans Thomas	45	Chairman and Chief Executive Officer
David Weisburd	36	Chief Operating Officer, Head of Origination and Director
Guhan Kandasamy	41	Chief Financial Officer
Oliver Wriedt	50	President and Head of Capital Markets
Christopher Jurasek	57	Director
Woodrow H. Levin	43	Director
Kash Sheikh	53	Director

Hans Thomas, 45, has served as our Chief Executive Officer and Chairman since February 2021. Mr. Thomas founded 10X Capital in January 2004, and since its founding, he has served as Chief Executive Officer of 10X Capital. Since July 2019, he has served Chairman of 10X Capital subsidiary Growth Technology Partners. As an entrepreneur, Mr. Thomas was on the founding teams of venture-backed FinTech startup InternetCash (1999), online mortgage firm RefinanceOne (2004) and data science firm TheNumber (2015). Mr. Thomas is regarded as a top technology sector investor, financier and visionary because of his track record of identifying and investing in promising early stage opportunities and connecting them with institutional capital to help accelerate their growth. Notable portfolio companies and personal investments include Robinhood, AlphaFlow, Inc., Milo Credit, Better and Climb, whose equity investors include Sequoia, Kleiner Perkins, Point72 Ventures, Social Capital, and QED Investors and whom have obtained significant financing from leading institutional investors and investment banks, such as The Blackstone Group, Inc. (NYSE: BX), The Goldman Sachs Group, Inc. (NYSE: GS) and Jefferies Group LLC. Mr. Thomas was also involved with 10X Capital’s role as an early investor in DraftKings Inc. (Nasdaq: DKNG), which completed a business combination with Diamond Eagle Acquisition Corp., a SPAC, in April 2020. Mr. Thomas also currently serves as Chairman and Chief Executive Officer of 10X II. Mr. Thomas attended New York University. We believe Mr. Thomas is qualified to serve on our Board because of his experience in providing financing solutions for businesses, including with respect to business combinations and SPACs.

David Weisburd, 36, has been our Chief Operating Officer, Head of Origination and a member of our Board since February 2021. Mr. Weisburd founded the venture capital firm Growth Technology Partners in May 2015 and served as general partner until December 2019, when the firm was acquired by 10X Capital. The portfolio companies of Growth Technology Partners include 23andMe, CaaStle, Circle, Palantir, Pipefy, Punchh, Ripple, Tonal, Vicarious and Wish. Mr. Weisburd now serves as General Partner and co-head of venture capital at 10X Capital, where he has led the firm’s investments into Robinhood, Compass Therapeutics, HeadSpace and DraftKings Inc. (Nasdaq: DKNG). Mr. Weisburd also serves as a partner of Flight VC, an investment syndicate with over 2700 members across Silicon Valley and other tech hubs including Boston, Los Angeles, and New York, and whose members range from angel investors to entrepreneurs and venture capitalists. Flight VC has a prolific track record investing in companies including Betterment, Carta, Cruise Automotive, Discord, Dollar Shave Club, Fastly, Inc. (NYSE: FSLY), LinkedIn, Paypal, Inc. (Nasdaq: PYPL), Rent the Runway, and many others. In addition to his direct investment activity, Mr. Weisburd has also conducted a substantial amount of secondary market investment into companies such as Lyft, Inc. (Nasdaq: LYFT), One Medical Group (Nasdaq: ONEM), Space X, and Spotify (NYSE: SPOT). Prior to his venture capital career, Mr. Weisburd was on the founding teams of two venture-backed technology startups, isocket (acquired by Magnite (Nasdaq: MGNI)) and RoomHunt (acquired by RentLingo). Mr. Weisburd also currently serves as Chief Operating Officer and a member of the board of directors of 10X II. Mr. Weisburd received a BS in management and entrepreneurship from Indiana University – Kelley School of Business, an MBA from Dartmouth – Tuck School of Business, and is currently pursuing a masters in psychology from Harvard University. We believe Mr. Weisburd is qualified to serve on our Board because of his track record of founding and investing in technology companies and his network of venture-backed founders, companies and venture capitalist co-investors throughout Silicon Valley.

Guhan Kandasamy, 41, has been our Chief Financial Officer since February 2021. Since April 2018, Mr. Kandasamy has served as the Chief Credit and Data Officer and a member of the board of directors of 10X Capital, where he also served as a member of the investment committee and oversaw the firm’s credit policy. In 2015, Mr. Kandasamy co-founded TheNumber, which provides credit market analytics and intelligence to leading credit hedge funds, Bulge Bracket Banks and Retail Banks. At TheNumber, he first served as the founding product manager and then as Chief Executive Officer from January 2016 to March 2018. From October 2010 to January 2015, Mr. Kandasamy served as Global Head of Product and Data Analytics at Opera Solutions, LLC (now ElectrifAi), where he co-founded the company’s financial services vertical while helping the founders raise its first private capital from Silver Lake Partners, KKR & Co. Inc. and Wipro Limited (NYSE: WIT). Mr. Kandasamy has also previously served as Vice President of US Structured Finance for the global credit ratings agency DBRS, Inc. and as an analyst for the private secondary market firm SecondMarket, Inc., which was later acquired by Nasdaq. From January 2004 to January 2007, as its first product employee, he served as the founding product manager at CoreLogic, Inc. (NYSE: CLGX) where he led development of CoreLogic’s product suite including Loansafe, the credit risk product used by a large portion of the mortgage market, as well as CoreLogic’s initial Automated Value Models (“AVMs”) and AVM cascade models for real estate assets, which remain the industry standard. During his tenure, he provided key evaluation and assistance to CoreLogic through several major corporate acquisitions, including that of First American Corporation. The company now produces over $1.7B in annual revenue and has an enterprise value of $5.3B. Mr. Kandasamy began his career in 2003 at the Federal National Mortgage Association (“Fannie Mae”) as a credit risk policy analyst, where he developed the agency’s still-operational and patented Consumer Credit Risk Assessment Model (FMCA), along with several capital allocation, collateral risk and property valuation models. Mr. Kandasamy also currently serves as Chief Financial Officer of 10X II. Mr. Kandasamy received an MBA with a concentration in Finance from Oxford University in 2010 and a double BA from Johns Hopkins University in 2003.

Oliver Wriedt, 50, has served as our President and Head of Capital Markets since February 2021. Mr. Wriedt has twenty-eight years of experience in lending, structuring, portfolio management and business development. He has been an investor in early stage FinTech companies since 2014. Mr. Wriedt most recently served as Chief Executive Officer of Vibrant Capital Partners (formerly DFG Investment Advisers) (“Vibrant”) from April 2019 to July 2020. Vibrant is a structured credit asset manager focused on collateralized loan obligations (“CLOs”) and leveraged loans, with $8 billion of assets under management (“AUM”). Prior to Vibrant, Mr. Wriedt spent six years at CIFC Asset Management from March 2012 to May 2018, where he most recently served as Co-Chief Executive Officer. During his tenure at CIFC, Mr. Wriedt took the company private in a $333 million strategic sale. CIFC’s AUM have grown to $26 billion. Mr. Wriedt was responsible for business development at the credit arm of Providence Equity Partners from 2010 to 2012. Later renamed Benefit Street, the asset manager grew to $26 billion and was acquired by Franklin Templeton (NYSE: BEN). Mr. Wriedt was previously a partner at Sciens Capital Management from 2008 to 2009 and was a partner at Golden Tree Asset Management from 2004 to 2008. Mr. Wriedt was originally trained as a banker at Deutsche Bank (NYSE: DB) and NORD/LB in Hannover, Singapore, London and New York. Since February 2020, Mr. Wriedt has served on the board of directors of Cadence Group, Inc., a New York-based digital securitization and investment platform for private credit. He is a seed investor in FinTech lenders Milo Credit and Pollen VC and payment platforms EMQ and QRails. In addition, he serves on the board of directors of The River Fund, a non-profit organization dedicated to eradicating hunger, homelessness and poverty in New York City. Mr. Wriedt also currently serves as President and Head of Capital Markets of 10X II. Mr. Wriedt graduated from Duke University in 1993 with an AB in History and Economics.

Christopher Jurasek, 57, has served on our Board since January 2022. Mr. Jurasek has been an operating executive for Clearlake Capital Group, L.P. (“Clearlake”) since 2014. Clearlake is a Los Angeles-based private equity investor with $24 billion of AUM. Clearlake’s core target sectors include software and technology-enabled services, industrials and consumer. Since June 2020, Mr. Jurasek has also served as the Chief Executive Officer of EagleView, a leading technology provider of aerial imagery, data analytics and GIS solutions with more than 200 patents, backed by Clearlake and Vista Equity Partners. Prior to EagleView, from August 2018 to December 2019, Mr. Jurasek served as President of JetSmarter, a private aviation software company acquired by Vista Global. Between February 2013 and January 2020, Mr. Jurasek also held the roles of President, Chief Executive Officer and Vice Chairman of Calero Software, LLC, which merged with technology expense management software firm MDSL in a 2019 deal backed by Oak Hill Capital and Riverside Partners. From August 2017 to January 2019, he served as a member of the board of directors of ConvergeOne Holdings, Inc., a leading IT services provider of collaboration and technology solutions for large and medium enterprises, which went public through a business combination with a SPAC, Forum Merger Corp., in February 2018 at an enterprise value of $1.2 billion and was subsequently acquired by CVC for $1.8 billion ($12.50 per common share). Mr. Jurasek also currently serves as a member of the board of directors of 10X II. Mr. Jurasek earned his MBA from the Kellogg School of Management at Northwestern University and holds a bachelor’s degree from Bowling Green State University. We believe Mr. Jurasek is qualified to serve on our Board because of his decades of experience leading global software and industrial technology companies and his track record of driving innovation to generate long-term value, customer engagement and sustainable growth.

Woodrow H. Levin, 44, has served on our Board since January 2022. Mr. Levin has served on the board of directors of DraftKings Inc. (Nasdaq: DKNG) since December 2013 and has helped the company navigate numerous regulatory and strategic challenges throughout his tenure, culminating in the recent merger with a SPAC, Diamond Eagle Acquisition Corp., in April 2020. Since February 2019, Mr. Levin has been the founder and Chief Executive Officer of Extend, Inc., a venture-backed technology company offering an application programming interface-first solution for merchants to offer extended warranties and protection plans. From February 2018 to February 2019, Mr. Levin was the founder and Chief Executive Officer of 3.0 Capital, a multi-strategy crypto asset hedge fund. From August 2015 to February 2018, Mr. Levin was Vice President of Growth at DocuSign, Inc. (Nasdaq: DOCU) (“DocuSign”), which allows organizations to digitally prepare, sign and manage agreements. Mr. Levin founded Estate Assist, Inc. in February 2014 and served as its Chief Executive Officer until September 2015, when it was acquired by DocuSign. Mr. Levin also currently serves as a member of the board of directors of 10X II. Mr. Levin received a BA in business from the University of Wisconsin and a JD from the Chicago-Kent School of Law, Illinois Institute of Technology. We believe that Mr. Levin is qualified to serve on our Board because of his experience with SPACs.

Kashif “Kash” Sheikh, 53, has served on our Board since December 2022. Mr. Sheikh has a wide range of experience sourcing, evaluating, and executing transactions and strategic investments across various industries, particularly the automotive industry. Mr. Sheikh has served as the Chief Financial Officer of EVe Mobility Acquisition Corp since March 2021. Since September 2020, he has served as Chief Financial Officer of NXCR, an automotive subscription platform, in which capacity he is in frequent contact with innovators in the mobility sector. From January 2017 to December 2020, Mr. Sheikh was the Managing Partner of Optim Advisors, where he advised high net worth families and individuals on investment management, direct investing and other wealth management strategies. From 2009 to September 2016, Mr. Sheikh served as President and Chief Operating Officer of Andell Inc., a private investment company and family office where he oversaw all businesses, investments and family office services. Mr. Sheikh holds an MBA from the Anderson School at UCLA and an undergraduate degree from University of Illinois at Urbana-Champaign. We believe Mr. Sheikh is well qualified to serve on our Board because of his extensive professional experience in the automotive industry.

Number and Terms of Office of Officers and Directors

Our Board consists of five members and is divided into three classes, with only one class of directors being elected in each year and with each class (except for those directors appointed prior to our first annual meeting) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NYSE. The term of office of the first class of directors, consisting of Mr. Jurasek, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Messrs. Levin and Sheikh, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Messrs. Thomas and Weisburd, will expire at the third annual meeting of shareholders.

Only holders of Class B ordinary shares will have the right to vote on the election of directors prior to or in connection with the completion of our initial business combination. Holders of our public shares will not be entitled to vote on the election of directors during such time. These provisions of our Charter relating to the rights of holders of Class B ordinary shares to elect directors may be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting.

Our officers are appointed by and serve at the discretion of the Board rather than for specific terms of office. Our Board is authorized to appoint officers as it deems appropriate pursuant to our Charter.

Director Independence

The NYSE listing standards require that a majority of our Board be independent. Our Board has determined that each of Messrs. Jurasek, Levin and Sheikh are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of NYSE require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our Board and has the composition and responsibilities described below. The charter of each committee is available on our website, https://www.10xspac.com/spaciii.

Audit Committee

We have established an audit committee of the Board. Messrs. Jurasek, Levin and Sheikh serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the exception described below. Each of Messrs. Jurasek, Levin and Sheikh are independent.

Mr. Jurasek serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our Board has determined that Mr. Jurasek qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	assisting Board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We established a compensation committee of our Board. The members of our compensation committee are Messrs. Jurasek and Levin, and Mr. Levin serves as chairman of the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our Board with respect to the compensation and any incentive compensation and equity-based plans that are subject to Board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the Board. The members of our nominating and corporate governance are Messrs. Jurasek and Levin, and Mr. Levin serves as chairman of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the Board and recommending to the Board candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the Board;

●	developing and recommending to the Board and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the Board, its committees, individual directors and management in the governance of the Company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our Board.

Observers to the Board of Directors

We have appointed Gil Penchina as an observer of our Board. Mr. Penchina assists our management team with sourcing and evaluating business opportunities and devising plans and strategies to optimize any business that we acquire. Board observers are neither paid nor reimbursed for any out-of-pocket expenses in connection with the search of acquisition targets before or after the consummation of our initial business combination. We have not currently entered into any formal arrangements or agreements with board advisors to provide services to us and they will have no fiduciary obligations to present business opportunities to us.

Gil Penchina is a serial entrepreneur and accomplished venture investor, whose portfolio companies include PayPal, LinkedIn, Fastly (NYSE: FSLY), Cruise, Rent the Runway, PagerDuty (NYSE: PD), Discord, Dollar Shave Club, Carta and Wealthfront. Mr. Penchina is a co-founder of Fastly, an edge cloud computing services provider. Previously, he was the Chief Executive Officer of Wikia (now re-branded Fandom.com), whose investors include TPG, Amazon.com, Inc. (Nasdaq: AMZN), Bessemer Venture Partners and Institutional Venture Partners. Beginning in 1998, Mr. Penchina was a member of the pre-IPO team at eBay (Nasdaq: EBAY), where he held various senior management positions including Director, Mergers & Acquisitions from 1999 to 2000 and Vice President and General Manager of eBay International from 2002 to 2006. Before eBay, Mr. Penchina worked at General Electric (NYSE: GE) and Bain & Company. Mr. Penchina received a Bachelors in Engineering from the University of Massachusetts, Amherst in 1991 and an MBA from the Kellogg School of Management at Northwestern University in 1997.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to our directors, officers and employees (“Code of Ethics”). A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. We granted no waivers under our Code of Ethics in 2022.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our Charter provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Hans Thomas	10X Capital Venture Acquisition Corp. II	Special purpose acquisition company	Chairman and Chief Executive Officer
	10X Capital	Investment firm	Founder and Chief Executive Officer
	The Number, LLC	Data science and analytics	Co-Founder
	Gaingels 10X Capital Fund	Investment firm	General Partner
	Gaingels 10X Capital Fund I, LP	Investment firm	General Partner
	Growth Technology Partners	Investment firm	Chairman

David Weisburd	10X Capital Venture Acquisition Corp. II	Special purpose acquisition company	Chief Operating Officer, Head or Origination and Director
	10X Capital	Investment firm	General Partner and Co-Head of Venture Capital
	Gaingels 10X Capital Fund	Investment firm	General Partner
	Gaingels 10X Capital Fund I, LP	Investment firm	General Partner
	Growth Technology Partners	Investment firm	Founder and General Partner
	Flight VC	Investment Syndicate	Partner

Guhan Kandasamy	10X Capital Venture Acquisition Corp. II	Special purpose acquisition company	Chief Financial Officer
	10X Capital	Investment firm	Chief Credit and Data Officer and Director
	Gaingels 10X Capital Fund I, LP	Investment firm	Investment Committee Member

Oliver Wriedt	10X Capital Venture Acquisition Corp. II	Special purpose acquisition company	President

Christopher Jurasek	10X Capital Venture Acquisition Corp. II	Special purpose acquisition company	Director
	Eagle View	Technology	Chief Executive Officer

Woodrow H. Levin	10X Capital Venture Acquisition Corp. II	Special purpose acquisition company	Director
	DraftKings Inc.	Sports entertainment and gaming	Director
	Extend, Inc.	Technology	Founder and Chief Executive Officer

Kash Sheikh	NextCar Holding Company, Inc.	Automotive Subscription	Chief Financial Officer
	EVe Mobility Acquisition Corp	Special purpose acquisition company	Chief Financial Officer

Potential investors should also be aware of the following other potential conflicts of interest:

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

Our Sponsor purchased Founder Shares prior to the date of our Public Offering and purchased Private Placement Units in a transaction that closed simultaneously with the closing of our Public Offering. Our Sponsor has entered into an agreement with us, pursuant to which the Sponsor has agreed to waive its redemption rights with respect to its Founder Shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our Sponsor with respect to any public shares acquired by them in or after our Public Offering. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if we fail to complete our initial business combination within the Combination Period. If we do not complete our initial business combination within the Combination Period, the Private Placement Units will expire worthless. Furthermore, our Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until consummation of our initial business combination. Subject to certain limited exceptions, the Private Placement Units, Private Placement Shares and Private Placement Warrants underlying the Private Placement Units, and the Class A ordinary shares underlying the Private Placement Warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors may own ordinary shares or Warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such initial business combination is fair to the Company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities first listed on NYSE, we began paying our Sponsor $37,500 per month for office space and secretarial and administrative services provided to members of our management team.

In the event that we submit our initial business combination to our public shareholders for a vote, our Initial Shareholders and the other members of our management team have agreed to vote any Founder Shares they hold and any Class A ordinary shares purchased in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our Charter provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on NYSE through the earlier of consummation of our initial business combination and our liquidation, we will pay our Sponsor $37,500 per month for office space, secretarial and administrative services provided to members of our management team. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by us to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors of the combined company for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on the board of directors of the combined company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at March 23, 2023 with respect to our ordinary shares held by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all of our executive officers and directors as a group.

The following table is based on 15,209,190 ordinary shares of outstanding at March 23, 2023, of which 5,209,190 were Class A ordinary shares and 10,000,000 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as they are not exercisable within 60 days of March 23, 2023.

Name and Address of Beneficial Owner(1)	Number of Class A Shares Beneficially Owned	Number of Class B Shares Beneficially Owned(2)	% of Class A Ordinary Shares	% of Class B Ordinary Shares	Percentage of Outstanding Ordinary Shares
Greater than 5% Holders
10X Capital SPAC Sponsor III LLC (our Sponsor)(3)	881,000	10,000,000	16.9%	100.0%	71.5%
MMCAP International Inc. SPC(4)	500,000	—	9.6%	—	3.3%
Radcliffe Capital Management, L.P.(5)	400,000	—	7.7%	—	2.6%
Saba Capital Management, L.P.(6)	1,962,977	—	37.7%	—	12.9%
Sandia Investment Management L.P.(7)	400,000	—	7.7%	—	2.6%
Executive Officers and Directors
Hans Thomas(3)	881,000	10,000,000	16.9%	100.0%	71.5%
David Weisburd(3)	881,000	10,000,000	16.9%	100.0%	71.5%
Guhan Kandasamy	—	—	—	—	—
Oliver Wriedt	—	—	—	—	—
Christopher Jurasek	—	—	—	—	—
Woodrow H. Levin	—	—	—	—	—
Kash Sheikh	—	—	—	—	—
All directors and executive officers as a group (7 individuals)(3)	881,000	10,000,000	16.9%	100.0%	71.5%

(1)	Unless otherwise noted, the business address of each of the entities, directors and executives in this table is 1 World Trade Center, 85th Floor, New York, New York 10007.
(2)	Interests shown consist of Founder Shares, classified as Class B ordinary shares. Such Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one for one basis, subject to adjustment.
(3)	Represents the interest directly held by the Sponsor. The Sponsor is controlled by its manager, 10X Capital Advisors, LLC (the “Manager”). The Manager has the sole voting and dispositive power of the securities held by the Sponsor. Hans Thomas and David Weisburd are the managing members of the Manager and accordingly may be deemed to have beneficial ownership of the securities reported herein. Each of Mr. Thomas and Mr. Weisburd disclaims any ownership of the securities reported herein other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	Based on a Schedule 13G/A filed with the SEC on February 14, 2023 by MMCAP International Inc. SPC, a Cayman Islands segregated portfolio company (“MMCAP”), and MM Asset Management Inc., an Ontario corporation (“MM Asset Management”). MMCAP and MM Asset Management reported shared voting and dispositive power with respect to 500,000 Class A ordinary shares. The business address of MMCAP is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands. The business address of MM Asset Management is 161 Bay Street, TD Canada Trust Tower Ste 2240, Toronto, ON M5J 2S1 Canada.
(5)	Based on a Schedule 13G filed with the SEC on December 29, 2022 by Radcliffe Capital Management, L.P., a Delaware limited partnership (“Radcliffe”), RGC Management Company, LLC, a Delaware limited liability company (“RGC”), Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P., a Cayman Islands limited partnership (“Radcliffe Master Fund”), and Radcliffe SPAC GP, LLC, a Delaware limited liability company (“Radcliffe GP”). Radcliffe, RGC, Mr. Katznelson, Mr. Hinkel, Radcliffe Master Fund and Radcliffe GP reported shared voting and dispositive power with respect to 400,000 Class A ordinary shares. Radcliffe is the relevant entity for which RGC, Mr. Katznelson, and Mr. Hinkel may be considered control persons. Radcliffe Master Fund is the relevant entity for which Radcliffe GP, Mr. Katznelson and Mr. Hinkel may be considered control persons. The principal address for each of these entities is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.
(6)	Based on a Schedule 13G/A filed with the SEC on February 14, 2023 by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (together with Saba Capital and Saba GP, the “Reporting Persons”). The Reporting Persons reported shared voting and dispositive power with respect to 1,962,977 Class A ordinary shares. The business address for each of the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(7)	Based on a Schedule 13G filed with the SEC on January 13, 2023 by Sandia Investment Management L.P., a Delaware limited partnership (“Sandia”), and Timothy J. Sichler. Sandia and Mr. Sichler reported shared voting and dispositive power with respect to 400,000 Class A ordinary shares. The securities reported therein are beneficially owned by Sandia in its capacity as investment manager to a private investment vehicle and separately managed accounts. Mr. Sichler serves as Managing Member of the general partner of Sandia, and in such capacity, may be deemed to indirectly beneficially own the securities reported therein. The business address for Sandia and Mr. Sichler is 201 Washington Street, Boston, MA 02108.

Our Initial Shareholders beneficially own 71.5% of our issued and outstanding ordinary shares. Only holders of Class B ordinary shares have the right to appoint directors in any election held prior to or in connection with the completion of our initial business combination. Holders of our Class A ordinary shares do not have the right to appoint any directors to our Board prior to our initial business combination. Because of this ownership block, our Initial Shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our Charter and approval of significant corporate transactions including our initial business combination.

On February 18, 2021, our Sponsor purchased 11,672,500 Founder Shares for an aggregate purchase price of $25,000. On December 1, 2021, our Sponsor surrendered 2,089,167 Founder Shares for no consideration. On January 11, 2022, we effected a share capitalization of 421,667 Founder Shares. In connection with the underwriter’s partial exercise of the over-allotment option and the expiration of the remaining portion of the over-allotment option, on March 11, 2022, 5,000 Founder Shares were forfeited. At December 31, 2022, our Sponsor held 10,000,000 Founder Shares.

On the Close Date, we consummated our Public Offering of 30,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $300,000,000 before underwriting discounts and expenses. Each Unit consists of one Class A ordinary share and one-half of one Public Warrant. Simultaneously with the closing of our Public Offering, we completed the sale of the Private Placement Units.

Our Sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On February 18, 2021, our Sponsor paid an aggregate of $25,000, or approximately $0.002 per share, to cover certain offering and formation costs on behalf of the Company in exchange for an aggregate of 11,672,500 Founder Shares, 1,305,000 of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised. Prior to our Sponsor’s initial investment in us, we had no assets, tangible or intangible. On December 1, 2021, our Sponsor surrendered 2,089,167 Founder Shares for no consideration. On January 11, 2022, we effected a share capitalization of 421,667 Founder Shares. In connection with the underwriter’s partial exercise of the over-allotment option and the expiration of the remaining portion of the over-allotment option, on March 11, 2022, 5,000 Founder Shares were forfeited. In connection with the Extension, we, our Sponsor and certain of our shareholders entered into non-redemption agreements whereby the 10X III Investors agreed to (i) vote the Investor Shares in favor of the Extension Proposal and (ii) not redeem the Investor Shares in connection with such proposal. In connection with these commitments from the 10X III Investors, the Sponsor agreed to transfer an amount of its Founder Shares prior to the consummation of our initial business combination. At December 31, 2022, there were 10,000,000 Founder Shares outstanding, all of which are held by our Sponsor. The Founder Shares currently represent 65.7% of our issued and outstanding ordinary shares.

The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Public Offering, except that:

●	only holders of Class B ordinary shares will have the right to elect directors in any election held prior to or in connection with the completion of our initial business combination

●	in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of a special resolution being the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company), holders of Class B ordinary shares will be entitled to ten votes for every Class B ordinary share that they hold and holders of Class A ordinary shares will be entitled to only one vote for every Class A ordinary shares that they hold;

●	the Founder Shares are subject to certain transfer restrictions, as described in more detail below;

●	the Founder Shares are entitled to registration rights;

●	our Initial Shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with the completion of our initial business combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with a shareholder vote to approve an amendment to our Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if we fail to complete our initial business combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame; and (iv) vote any Founder Shares and Private Placement Shares held by them and any public shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. If we submit our initial business combination to our public shareholders for a vote, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to our Initial Shareholders’ Founder Shares and Private Placement Shares, we would not need any of the currently outstanding public shares to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted); and

●	the Founder Shares are automatically convertible into our Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights.

Private Placement Units

Simultaneously with the closing of the Public Offering, pursuant to the Private Placement Units Purchase Agreements, we completed the private sale of an aggregate of 1,153,000 Private Placement Units to our Sponsor and Cantor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $11,530,000. No underwriting discounts or commissions were paid with respect to such sales. The Private Placement was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Placement Units purchased by Cantor or its affiliates are deemed underwriters’ compensation by FINRA pursuant to FINRA Rule 5110 and will be subject to compliance with the lock-up and resale registration provisions of that rule.

The Private Placement Units are identical to the Units sold in the Public Offering, except that the Private Placement Units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of our initial business combination and will be entitled to registration rights and, if held by the original holder or their permitted assigns, the underlying Private Placement Warrants (i) may be exercised on a cashless basis, (ii) are not subject to redemption and (iii) with respect to such Private Placement Warrants held by Cantor, will not be exercisable more than five years from the commencement of sales in the Public Offering. If the Private Placement Units are held by holders other than the initial purchasers or their permitted transferees, then the Private Placement Warrants included in the Private Placement Units will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants included in the Units sold in the Public Offering.

If the we do not complete an initial business combination within the Combination Period, the proceeds of the sale of the Private Placement Units will be used to fund the redemption of our Class A ordinary shares, subject to the requirements of applicable law, and the Private Placement Units will expire worthless.

Related Party Loans

The Sponsor agreed to loan us up to $300,000 pursuant to a promissory note, dated February 18, 2021 (as amended, the “Pre-IPO Promissory Note”), to be used for a portion of the expenses of the Public Offering. The Pre-IPO Promissory Note was non-interest bearing, unsecured and due upon the closing of the Public Offering. The Company fully repaid the Pre-IPO Promissory Note balance on January 14, 2022.

In order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Working Capital Units at a price of $10.00 per unit at the option of the lender. The Working Capital Units would be identical to the Private Placement Units.

On November 14, 2022, we issued an unsecured promissory note (as amended and restated on November 14, 2022, the “2022 Note” ) to the Sponsor for an aggregate principal amount of up to $250,000 for working capital purposes (“Working Capital Loan”). The 2022 Note bears no interest and is repayable in full upon the earlier of the consummation of our initial business combination and the day prior to the date we elect to liquidate and dissolve in accordance with the provisions of our Charter (such earlier date, the “Maturity Date”). The 2022 Note may also be converted into additional private placement-equivalent units, at a price of $10.00 per unit, at the option of the holder of the 2022 Note at any time on or prior to the Maturity Date. As of December 31, 2022, there was $250,000 outstanding under Working Capital Loans.

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Units, Private Placement Shares and Private Placement Warrants and the Class A ordinary shares underlying the Working Capital Warrants and Working Capital Units will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement, dated January 11, 2022, by and among the Company, the Sponsor, Cantor and the holder signatory thereto (the “registration rights agreement”). Pursuant to the registration rights agreement, assuming that $1,500,000 of Working Capital Loans are converted into Private Placement Units and assuming that all Founder Shares convert into Class A ordinary shares on a one-for-one basis, we will be obligated to register up to 11,879,500 Class A ordinary shares and 651,500 Warrants. The number of Class A ordinary shares includes (i) 10,000,000 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 1,153,000 Class A ordinary shares underlying the Private Placement Units, (iii) 576,500 Class A ordinary shares underlying the Private Placement Warrants and (iv) 150,000 Class A ordinary shares underlying the Working Capital Units. The number of Warrants includes 576,500 Private Placement Warrants and 75,000 Working Capital Warrants. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. Notwithstanding the foregoing, Cantor may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the IPO Registration Statement and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services Agreement

Pursuant to a letter agreement, dated January 11, 2022, by and among us and our Sponsor, we agreed to pay the Sponsor a total of $37,500 per month for office space, utilities, and secretarial and administrative support services. Upon the earlier of the completion of the initial business combination or our liquidation, any remaining monthly payments shall be accelerated and due.

Director Independence

NYSE listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that each of Messrs. Jurasek, Levin and Sheikh are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The firm of WithumSmith+Brown PC (“Withum”), acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees paid to Withum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from February 10, 2021 through December 31, 2021 and of services rendered in connection with our Public Offering, totaled $84,375 and $113,300, respectively.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees for the year ended December 31, 2022 and for the period from February 10, 2021 through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We were billed approximately $0 and $3,800 by Withum for tax related fees for the year ended December 31, 2022 and for the period from February 10, 2021 through December 31, 2021, respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Withum any additional fees for the year ended December 31, 2022 and for the period from February 10, 2021 through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

(1)	Financial Statements: Reference is made to the Index to Consolidated Financial Statements below.

(2)	Financial Statement Schedule: All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto.

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

Exhibit Number	Description
3.1	Second Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on December 28, 2022).
4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-253868), filed with the SEC on June 2, 2021).
4.2	Specimen Class A Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-253868), filed with the SEC on June 2, 2021).
4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Amendment No. 2 to Form S-1 (File No. 333-253868), filed with the SEC on June 15, 2021).
4.4	Warrant Agreement, dated January 11, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on January 14, 2022).
4.5*	Description of Registrant’s Securities.
10.1	Letter Agreement, dated January 11, 2022, by and among the Company, its executive officers, its directors and the Sponsor (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on January 14, 2022).
10.2	Investment Management Trust Agreement, dated January 11, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on January 14, 2022).
10.3	Registration Rights Agreement, dated January 11, 2022, by and among the Company, the Sponsor, Cantor and the other holders party thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on January 14, 2022).
10.4	Private Placement Units Purchase Agreement, dated January 11, 2022, by and between the Company and the Sponsor (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on January 14, 2022).
10.5	Private Placement Units Purchase Agreement, dated January 11, 2022, by and between the Company and Cantor (Incorporated by reference to the corresponding exhibit the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on January 14, 2022).
10.6	Form of Indemnity Agreement (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-253868), filed with the SEC on June 2, 2021).
10.7	Administrative Services Agreement, dated January 11, 2022, by and between the Company and the Sponsor (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on January 14, 2022).
10.8†	Settlement Agreement and Mutual Release, dated as of February 2, 2023, by and among the Company, 10X Sparks Merger Sub, Inc., Sparks Energy, Inc. and Ottis Jarrada Sparks (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on February 3, 2023).

Exhibit Number	Description
10.9	Form of Non-Redemption Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on December 9, 2022).
10.10	Joinder to the Letter Agreement, dated December 8, 2022, between the Company, the Sponsor and Kash Sheikh (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on December 9, 2022).
10.11*	Amended and Restated Promissory Note, dated as of November 14, 2022, issued by the Company to the Sponsor.
24.1*	Power of Attorney (included on the signature pages herein).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 13, 2023

10X CAPITAL VENTURE ACQUISITION CORP. III

By:	/s/ Hans Thomas
Name:	Hans Thomas
Title:	Chief Executive Officer and Chairman

POWER OF ATTORNEY

The undersigned directors and officers of 10X Capital Venture Acquisition Corp. III hereby constitute and appoint each of Hans Thomas and Guhan Kandasamy, with the power to act without the others and with full power of substitution and resubstitution, our hue and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this Annual Report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Hans Thomas	Chief Executive Officer and Chairman	April 13, 2023
Hans Thomas

/s/ Guhan Kandasamy	Chief Financial Officer	April 13, 2023
Guhan Kandasamy

/s/ David Weisburd	Chief Operating Officer, Head of Origination and Director	April 13, 2023
David Weisburd

/s/ Christopher Jurasek	Director	April 13, 2023
Christopher Jurasek

/s/ Woodrow H. Levin	Director	April 13, 2023
Woodrow H. Levin

/s/ Kash Sheikh	Director	April 13, 2023
Kash Sheikh

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Consolidated Financial Statements
Report of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3
Consolidated Statements of Operations for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021	F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

10X Capital Venture Acquisition Corp III

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 10X Capital Venture Acquisition Corp III (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by July 14, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

April 13, 2023

PCAOB ID Number 100

10X CAPITAL VENTURE ACQUISITION CORP. III

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash	$67,093	$-
Prepaid expenses	126,224	26,800
Total current assets	193,317	26,800
Cash held in Trust Account	308,661,515	-
Offering costs associated with initial public offering	-	540,102
Total Assets	$308,854,832	$566,902

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$676,349	$215,247
Accrued expenses	1,680,447	236,491
Note payable - related party	-	134,771
Promissory note - related party	250,000	-
Total current liabilities	2,606,796	586,509
Deferred underwriting commissions	14,280,000	-
Total Liabilities	16,886,796	586,509

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 30,000,000 and -0- shares outstanding at redemption value of approximately $10.29 and $0.00 per share as of December 31, 2022 and 2021, respectively	308,561,515	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,153,000 and -0- non-redeemable shares issued and outstanding as of December 31, 2022 and 2021, respectively	115	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 and 10,005,000 shares issued and outstanding as of December 31, 2022 and 2021	1,000	1,001 (1)
Additional paid-in capital	-	23,999
Accumulated deficit	(16,594,594)	(44,607)
Total Shareholders’ Deficit	(16,593,479)	(19,607)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$308,854,832	$566,902

(1)	This number includes up to 1,305,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. On January 14, 2022, the underwriter partially exercised the over-allotment option to purchase additional 3,900,000 Units; thus, 5,000 Class B ordinary shares were subsequently forfeited when the over-allotment option expired on February 25, 2022. Shares and associated amounts have been retroactively restated to reflect the share capitalization of 421,667 Class B ordinary shares outstanding (Note 5).

The accompanying notes are an integral part of these consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the period from February 10, 2021 (inception) through December 31, 2021
General and administrative expenses	$3,050,723	$44,607
Administrative expenses - related party	412,500	-
Loss from operations	(3,463,223)	(44,607)
Other income:
Income from investments held in Trust Account	4,161,515	-
Total other income	4,161,515	-
Net income (loss)	$698,292	$(44,607)

Weighted average Class A ordinary shares - basic and diluted	30,043,441	-
Basic and diluted net income per share, Class A ordinary shares	$0.02	$-

Weighted average Class B ordinary shares - basic	9,953,699	8,700,000 (1)
Weighted average Class B ordinary shares - diluted	10,000,000	8,700,000 (1)
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.02	$(0.01)

(1)	This number excludes up to 1,305,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. On January 14, 2022, the underwriter partially exercised the over-allotment option to purchase additional 3,900,000 Units; thus, 5,000 Class B ordinary shares were subsequently forfeited when the over-allotment option expired on February 25, 2022. Shares and associated amounts have been retroactively restated to reflect the share capitalization of 421,667 Class B ordinary shares outstanding (Note 5).

The accompanying notes are an integral part of these consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Non-redeemable Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 10, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	10,005,000	1,001	23,999	-	25,000
Net loss	-	-	-	-	-	(44,607)	(44,607)
Balance - December 31, 2021	-	-	10,005,000	1,001	23,999	(44,607)	(19,607)
Sale of private placement units in private placement	1,153,000	115	-	-	11,529,885	-	11,530,000
Fair value of warrants included in the Units sold in the Initial Public Offering	-	-	-	-	12,300,000	-	12,300,000
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering	-	-	-	-	(829,867)	-	(829,867)
Forfeiture of Class B ordinary shares	-	-	(5,000)	(1)	1	-	-
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	(23,024,018)	(13,186,764)	(36,210,782)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(4,061,515)	(4,061,515)
Net income	-	-	-	-	-	698,292	698,292
Balance - December 31, 2022	1,153,000	$115	10,000,000	$1,000	$-	$(16,594,594)	$(16,593,479)

(1)	This number includes up to 1,305,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. On January 14, 2022, the underwriter partially exercised the over-allotment option to purchase additional 3,900,000 Units; thus, 5,000 Class B ordinary shares were subsequently forfeited when the over-allotment option expired on February 25, 2022. Shares and associated amounts have been retroactively restated to reflect the share capitalization of 421,667 Class B ordinary shares outstanding (Note 5).

The accompanying notes are an integral part of these consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the period from February 10, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$698,292	$(44,607)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	-	10,547
Income from investments held in Trust Account	(4,161,515)	-
Changes in operating assets and liabilities:
Prepaid expenses	(99,424)	(26,800)
Accounts payable	548,127	33,223
Accrued expenses	1,652,810	27,637
Net cash used in operating activities	(1,361,710)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(304,500,000)	-
Net cash used in investing activities	(304,500,000)	-

Cash Flows from Financing Activities:
Repayment of note payable to related party	(136,617)	-
Proceeds received from initial public offering, gross	300,000,000	-
Proceeds received from private placement	11,530,000	-
Proceeds from promissory note - related party	250,000	-
Offering costs paid	(5,714,580)	-
Net cash provided by financing activities	305,928,803	-

Net change in cash	67,093	-

Cash - beginning of the period	-	-
Cash - end of the period	$67,093	$-

Supplemental disclosure of noncash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$14,453
Offering costs included in accounts payable	$95,000	$182,024
Offering costs included in accrued expenses	$-	$208,854
Offering costs paid by related party under promissory note	$1,847	$134,771
Deferred underwriting commissions	$14,280,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activities through December 31, 2022 related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds held in the Trust Account (as defined below).

The Company’s Sponsor is 10X Capital SPAC Sponsor III LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 11, 2022. On January 14, 2022, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units”), including the issuance of 3,900,000 Units as a result of the underwriter’s partial exercise of their over-allotment option, at $10.00 per unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $20.2 million, of which approximately $14.3 million was for deferred underwriting commissions (see Note 6). Each Unit consists of one Class A ordinary share, par value $0.001 per share, of the Company (the “Public Shares”) and one-half of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 1,153,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”), generating proceeds of approximately $11.5 million (see Note 4). Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”) and one-half of one redeemable warrant (each whole warrant, a “Private Placement Warrant”).

Upon the closing of the Initial Public Offering and the Private Placement, $304.5 million ($10.15 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”) and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering, or July 14, 2023 (the “Combination Period”), subject to applicable law, and (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s second amended and restated memorandum and articles of association (the “Amended and Restated Articles of Association”) to modify the substance or timing of its obligation to redeem 100% of the Public Shares if the Company has not consummated the initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders (as defined below).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions). The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders are entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account was initially $10.15 per Public Share.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares will be subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company elected to recognize the changes in redemption value immediately. The changes in redemption value were recognized as a one-time charge against additional paid-in capital (to the extent available) and accumulated deficit. While in no event will the Company redeem the Public Shares if such redemption would cause the Company’s Class A ordinary shares to be considered “penny stock” (as such term is defined in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), the Public Shares are redeemable and will be classified as redeemable on the consolidated balance sheets until such date that a redemption event takes place.

If the Company is unable to complete the Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The holders of the Founder Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholders”) agreed to (i) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period or any extended period of time that the Company may have to consummate the initial Business Combination as a result of an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Extraordinary General Meeting

On December 28, 2022, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which holders of 29,486,306 ordinary shares, comprised of the Company’s Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), and the Company’s Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares,” together with the Class A ordinary shares, the “ordinary shares”), were present in person or by proxy, representing approximately 71.65% of the voting power of the 41,153,000 issued and outstanding ordinary shares of the Company, comprised of 31,153,000 Class A ordinary shares and 10,000,000 Class B ordinary shares, entitled to vote at the Extraordinary General Meeting at the close of business on November 21, 2022, which was the record date (the “Record Date”) for the Extraordinary General Meeting. The Company’s shareholders of record as of the close of business on the Record Date are referred to herein as “Shareholders”. In connection with the Extension (as defined below), a total of 186 Shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares. The payments for these redemptions took place on January 4, 2023.

Proposed Business Combination and Termination

On December 20, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) by and among the Company, 10X Sparks Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Sparks Energy, Inc., a Delaware corporation (“Sparks”).

On February 2, 2023, the Company, Merger Sub, Sparks, and Ottis Jarrada Sparks entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”), pursuant to which the parties thereto (i) agreed to terminate the Merger Agreement and (ii) agreed to a mutual release of all claims related to the Merger Agreement and the transactions contemplated thereby.

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $67,000 in its operating bank account and a working deficit of approximately $2.4 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 5) and loan proceeds from the Sponsor of approximately $137,000 under the Note (as defined in Note 5). The Company fully repaid the Note (as defined in Note 5) on January 14, 2022. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 5) as may be required (of which up to $1.5 million may be converted at the lender’s option into private placement-equivalent units at a price of $10.00 per unit).

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based upon the analysis above, management has determined that the Company does not have sufficient liquidity to meet its anticipated obligations for at least twelve months after the consolidated financial statements are available to be issued, as such, the events and circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with the ASC 205-40, the Company has until July 14, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these consolidated financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000. Any loss incurred or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results from operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature.

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Working Capital Loan—Related Party

The Company accounts for its New Note under ASC Topic 815, Derivatives and Hedging (“ASC 815”). Under ASC 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC Topic 825, Financial Instruments (“ASC 825”). The primary reason for electing the fair value option is to provide better information on the financial liability amount given current market and economic conditions of the Company. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value recorded as change in the fair value of convertible note—related party on the accompanying consolidated statements of operations. The fair value, with a de minimis value, and classified on a combined basis with the loan in promissory note – related party in the accompanying consolidated balance sheets.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Each whole warrant of the Company, the “Public Warrants,” and one-half of one redeemable warrant, the “Private Placement Warrants,” are classified in accordance with ASC 480 and ASC 815, which provides that the warrants are not precluded from equity classification. Equity-classified contracts were initially measured at fair value (or allocated value). Subsequent changes in fair value will not be recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1. Offering costs consisted of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering. Offering costs associated with the warrants were charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs associated with the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all outstanding Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 15,576,500 Class A ordinary shares, because their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number as they were contingent on the exercise of over-allotment option by the underwriter. Since the contingency was satisfied, with respect to the portion of the over-allotment exercised by the underwriter, the Company included these shares in the weighted average number as of the beginning of the reporting period to determine the dilutive impact of these shares.

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the year ended December 31, 2022		For the period from February 10, 2021 (inception) through December 31, 2021
	Class A	Class B	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) - basic	$524,515	$173,777	$(44,607)
Allocation of net income (loss) - diluted	$523,908	$174,384	$(44,607)

Denominator:
Basic weighted average ordinary shares outstanding	30,043,441	9,953,699	8,700,000
Diluted weighted average ordinary shares outstanding	30,043,441	10,000,000	8,700,000

Basic net income (loss) per ordinary share	$0.02	$0.02	$(0.01)
Diluted net income (loss) per ordinary share	$0.02	$0.02	$(0.01)

Recent Accounting Standards

In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 5). Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 1,153,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, to the Sponsor and Cantor, generating proceeds of approximately $11.5 million. Each Private Placement Unit is identical to the Units sold in the Initial Public Offering, except as described below.

If the Company does not complete the initial Business Combination within the Combination Period, the Private Placement Units will expire worthless. The Private Placement Units, private placement shares underlying the Private Placement Units and private placement warrants included in the Private Placement Units are subject to the transfer restrictions described below. The Private Placement Units have terms and provisions that are identical to those of the Units sold in the Initial Public Offering.

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In February 2021, the Company’s Sponsor paid $25,000, or approximately $0.002 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 11,672,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). Shares and the associated amounts have been retroactively restated to reflect (i) the surrender of 2,089,167 Class B ordinary shares for no consideration on December 1, 2021; and (ii) the share capitalization of 421,667 Class B ordinary shares on January 11, 2022; resulting in an aggregate of 10,005,000 Class B ordinary shares outstanding. The Initial Shareholders agreed to forfeit up to 1,305,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter, so that the Founder Shares will represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering (not including the Class A ordinary shares underlying the Private Placement Units). On January 14, 2022, the underwriter partially exercised its over-allotment option to purchase additional 3,900,000 Units; thus, 5,000 Class B ordinary shares were subsequently forfeited when the over-allotment option expired on February 25, 2022.

The Company’s Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until consummation of the initial Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares (the “Lock-up”).

In December 2022, certain investors of the Company (“10X III Investors”) entered into a non-redemption agreement with the Company and Sponsor (“Non-Redemption Agreements”). Pursuant to the Non-Redemption Agreements, such 10X III Investors agreed, for the benefit of the Company, to vote certain ordinary shares of the Company now owned or hereafter acquired (the “Investor Shares”), representing 4 million ordinary shares of the Company in the aggregate, in favor of the proposal to amend the Company’s organizational documents to extend the time the Company is permitted to close a business combination and not to redeem the Investor Shares in connection with such proposal. In connection with these commitments from the 10X III Investors, Sponsor has agreed to transfer to each 10X III Investor an amount of its Class B Ordinary Shares on or promptly after the closing of the Company’s initial business combination.

Promissory Note — Related Party

The Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note, dated February 18, 2021 (as amended on December 31, 2021, the “Note”), to be used for a portion of the expenses of the Initial Public Offering. The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $137,000 under the Note and fully repaid the Note balance on January 14, 2022. Subsequent to the repayment, the facility was no longer available to the Company.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. On November 14, 2022, the Company issued an unsecured promissory note (as amended and restated on November 14, 2022, the “New Note” ) to the Sponsor for an aggregate principal amount of up to $250,000 for working capital purposes (“Working Capital Loan”). The New Note bears no interest and is repayable in full upon the earlier of the consummation of our initial business combination and the day prior to the date the Company elects to liquidate and dissolve in accordance with the provisions of its Charter (such earlier date, the “Maturity Date”). The New Note may also be converted into additional private placement-equivalent units, at a price of $10.00 per unit, at the option of the holder of the New Note at any time on or prior to the Maturity Date. As of December 31, 2022 and 2021, the Company had $250,000 and $0 of such Working Capital Loans outstanding, respectively.

Administrative Support Agreement

On January 11, 2022, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $37,500 per month for office space, secretarial, and administrative services through the earlier of the Company’s consummation of a Business Combination and its liquidation. Upon consummation of a Business Combination, any remaining monthly payments shall be accelerated and due. For the year ended December 31, 2022 and period from February 10, 2021 (inception) through December 31, 2021, the Company incurred and paid approximately $413,000 and $0 of administrative support expense, respectively. There were no outstanding balances as of December 31, 2022 and 2021.

The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers, directors or their affiliates. For the year ended December 31, 2022 and 2021, the Company incurred approximately $233,000 and $0, respectively in such costs and there was no outstanding amount as of December 31, 2022 and 2021, respectively, payable to the executive officers and related parties, as reflected in the accompanying balance sheets.

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Units, private placement shares underlying the Private Placement Units, private placement warrants underlying the Private Placement Units, the Class A ordinary shares underlying such private placement warrants, and units that may be issued upon conversion of the Working Capital Loans will have registration rights which will require the Company to register a sale of any of the aforementioned securities of the Company held by them pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. Notwithstanding the foregoing, Cantor may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the registration statement and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,915,000 Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 14, 2022, the underwriter partially exercised the over-allotment option to purchase additional 3,900,000 Units. On February 25, 2022, the remaining over-allotment option expired unexercised.

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

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 31,153,000 shares of Class A ordinary shares outstanding, of which 30,000,000 shares were subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets. On December 28, 2022, a total of 186 shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares. The settlement of these shares took place on January 4, 2023. Upon which, there were 4,056,190 Class A ordinary shares subject to possible redemption outstanding.

The Class A ordinary shares subject to possible redemption reflected on the accompanying consolidated balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(12,300,000)
Class A ordinary shares issuance costs	(19,410,782)
Plus:
Accretion of carrying value to redemption value	36,210,782
Increase in redemption value of Class A ordinary shares subject to possible redemption	4,061,515
Class A ordinary shares subject to possible redemption as of December 31, 2022	$308,561,515

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of December 31, 2022, there were 30,000,000 Class A redeemable ordinary shares issued and outstanding, which were subject to possible redemption and were classified outside of permanent equity on the consolidated balance sheets and 1,153,000 non-redeemable Class A ordinary shares issued and outstanding. On December 28, 2022, a total of 186 shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares. The settlement of these shares took place on January 4, 2023. Upon which, there were 4,056,190 Class A ordinary shares subject to possible redemption outstanding. As of December 31, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of December 31, 2022 and 2021, there were 10,000,000 and 10,005,000 Class B ordinary shares issued and outstanding, respectively (see Note 5).

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

NOTE 9. WARRANTS

As of December 31, 2022, the Company had 15,000,000 Public Warrants and 576,500 Private Placement Warrants outstanding. There were no warrants issued and outstanding as of December 31, 2021.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Redemption of warrants for cash: Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date consolidated financial statements were available to be issued. Based upon this review, except as noted in Note 1, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the consolidated financial statements.