Form 10-K/A
period 2022-12-31
10X Capital Venture Acquisition Corp. III
filed 2023-05-22
CIK 1848948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

10X Capital Venture Acquisition Corp. III (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the period ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”), on April 13, 2023, to restate its financial statements as of December 31, 2022 and for the year ended December 31, 2022 (the “Original Financial Statements”) in the accompanying notes to the financial statements included in this Amendment, including describing the restatement and its impact on previously reported amounts.

In the Original Financial Statements, the Company incorrectly classified the Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”) that were tendered for redemption by shareholders on December 28, 2022 in connection with the Company’s extraordinary general meeting as temporary equity.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of December 31, 2022. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures as of December 31, 2022 were not effective as a result of its classification of certain of the Company’s Class A Ordinary Shares as temporary equity. For more information, see Item 9A. Controls and Procedures included in this Amendment.

In light of this material weakness, on May 19, 2023, the Company’s management and the Audit Committee of the of the board of directors of the Company concluded that the Company’s Original Financial Statements should no longer be relied upon and that it is appropriate to restate the Original Financial Statements .

The adjustment to correct the classification of the Class A Ordinary Shares tendered for redemption by shareholders on December 28, 2022 in connection with the Company’s extraordinary general meeting had no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The Company is filing this Amendment to amend and restate the original filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors;

Part II, Item 8. Financial Statements and Supplementary Data;

Part II, Item 9A. Controls and Procedures; and

Part IV, Item 15. Exhibit and Financial Statement Schedules.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Financial Statements is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the Original Financial Statements. This Amendment continues to describe the conditions as of the date of the Original Financial Statements and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Financial Statements. Accordingly, this Amendment should be read in conjunction with the Original Financial Statements and with our filings with the SEC subsequent to the original filing.

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

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our securities involves a high degree of risk. Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risks that we face, can be found below in “Risk Factors” and should be carefully considered, together with other information in this Annual Report. Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to affect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our Initial Shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The reduced size of our Trust Account may make it more difficult for us to complete an initial business combination.

●	There are no assurances that the Extension will enable us to complete an initial business combination.

●	The requirement that we complete our initial business combination within the Combination Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	We may not be able to complete our initial business combination within the Combination Period, in which case we would cease all operations except for the purpose of winding up and redeem our public shares and liquidate.

●	If we seek shareholder approval of our initial business combination, our Initial Shareholders, directors, officers, advisors or their affiliates may elect to purchase shares or Public Warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or Public Warrants, potentially at a loss.

●	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire worthless.

●	If the net proceeds of our Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate until at least the end of the Combination Period, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

●	The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

●	If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

●	Unlike some other similarly structured SPACs, our Initial Shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or Warrant holders.

●	We have identified a material weakness in our internal controls over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

We have identified a material weakness in our internal controls over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described in this Amendment, we identified a material weakness in our internal controls over financial reporting related to the classification of certain of our Class A ordinary shares that were tendered for redemption by our shareholders on December 28, 2022 in connection with our extraordinary general meeting of shareholders as temporary equity. As a result of this material weakness, our management concluded that our internal controls over financial reporting was not effective as of December 31, 2022. This material weakness resulted in a material misstatement of approximately $266.7 million between current liabilities and temporary equity on our consolidated balance sheet as of December 31, 2022.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal controls over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal controls could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ordinary shares.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

As of December 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the period covered in this Amendment, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, because of a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex accounting applications was not effectively designed or maintained. This material weakness resulted in the restatement of our financial statements and notes for the year ended December 31, 2022.

We restated our consolidated financial statements for the year ended December 31, 2022 within this Amendment to reclassify Public Shares that were tendered for redemption by shareholders on December 28, 2022 in connection with our extraordinary general meeting of shareholders as a current liability out of temporary equity. Due to this, we have determined that the misstatement of the balance sheet as of December 31, 2022 was material based on quantitative criteria.

It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our audited annual financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2022, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal controls over financial reporting were not effective as of December 31, 2022.

Attestation Report on Internal Controls over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm because we are not required to include such attestation report due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Management will enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our updated processes will include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

(1)	Financial Statements: Reference is made to the Index to Consolidated Financial Statements below.

(2)	Financial Statement Schedule: All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto.

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

Exhibit Number	Description
3.1	Second Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on December 28, 2022).
4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-253868), filed with the SEC on June 2, 2021).
4.2	Specimen Class A Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-253868), filed with the SEC on June 2, 2021).
4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Amendment No. 2 to Form S-1 (File No. 333-253868), filed with the SEC on June 15, 2021).
4.4	Warrant Agreement, dated January 11, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on January 14, 2022).
4.5	Description of Registrant’s Securities (Incorporated by reference as Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-41216), filed with the SEC on April 13, 2023).
10.1	Letter Agreement, dated January 11, 2022, by and among the Company, its executive officers, its directors and the Sponsor (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on January 14, 2022).
10.2	Investment Management Trust Agreement, dated January 11, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on January 14, 2022).
10.3	Registration Rights Agreement, dated January 11, 2022, by and among the Company, the Sponsor, Cantor and the other holders party thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on January 14, 2022).
10.4	Private Placement Units Purchase Agreement, dated January 11, 2022, by and between the Company and the Sponsor (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on January 14, 2022).
10.5	Private Placement Units Purchase Agreement, dated January 11, 2022, by and between the Company and Cantor (Incorporated by reference to the corresponding exhibit the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on January 14, 2022).
10.6	Form of Indemnity Agreement (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-253868), filed with the SEC on June 2, 2021).
10.7	Administrative Services Agreement, dated January 11, 2022, by and between the Company and the Sponsor (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on January 14, 2022).
10.8†	Settlement Agreement and Mutual Release, dated as of February 2, 2023, by and among the Company, 10X Sparks Merger Sub, Inc., Sparks Energy, Inc. and Ottis Jarrada Sparks (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on February 3, 2023).

Exhibit Number	Description
10.9	Form of Non-Redemption Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on December 9, 2022).
10.10	Joinder to the Letter Agreement, dated December 8, 2022, between the Company, the Sponsor and Kash Sheikh (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on December 9, 2022).
10.11	Amended and Restated Promissory Note, dated as of November 14, 2022, issued by the Company to the Sponsor (Incorporated by reference as Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-41216), filed with the SEC on April 13, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 22, 2023

10X CAPITAL VENTURE ACQUISITION CORP. III

By:	/s/ Hans Thomas
Name:	Hans Thomas
Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Hans Thomas	Chief Executive Officer and Chairman	May 22, 2023
Hans Thomas	(Principal Executive Officer)

/s/ Guhan Kandasamy	Chief Financial Officer	May 22, 2023
Guhan Kandasamy	(Principal Financial Officer and Principal Accounting Officer)

*	Chief Operating Officer, Head of Origination and Director	May 22, 2023
David Weisburd

*	Director	May 22, 2023
Christopher Jurasek

*	Director	May 22, 2023
Woodrow H. Levin

*	Director	May 22, 2023
Kash Sheikh

*By: /s/ Hans Thomas
Hans Thomas
Attorney-in-Fact

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

Restatement of Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company redeemed an aggregate of 25,943,810 Class A ordinary shares on December 28, 2022. The payments for these redemptions took place on January 18, 2023. Management has since determined that the redemption should be recorded as a liability on December 31, 2022. Accordingly, the 2022 consolidated financial statements have been restated to correct the reclassification of the redemption payable as of December 31, 2022

Going Concern

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

New York, New York

April 13, 2023

Except for Notes 2, and 8, as to which the date is May 22, 2023

PCAOB ID Number 100

10X CAPITAL VENTURE ACQUISITION CORP. III

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022 (As Restated)	2021
Assets
Current assets:
Cash	$67,093	$-
Prepaid expenses	126,224	26,800
Total current assets	193,317	26,800
Cash held in Trust Account	308,661,515	-
Offering costs associated with initial public offering	-	540,102
Total Assets	$308,854,832	$566,902

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$676,349	$215,247
Accrued expenses	1,680,447	236,491
Note payable - related party	-	134,771
Promissory note - related party	250,000	-
Class A ordinary shares tendered for redemption	266,701,252
Total current liabilities	269,308,048	586,509
Deferred underwriting commissions	14,280,000	-
Total Liabilities	283,588,048	586,509

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 4,056,190 and -0- shares outstanding at redemption value of approximately $10.32 and $0.00 per share as of December 31, 2022 and 2021, respectively	41,860,263	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,153,000 and -0- non-redeemable shares issued and outstanding as of December 31, 2022 and 2021, respectively	115	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 and 10,005,000 shares issued and outstanding as of December 31, 2022 and 2021	1,000	1,001 (1)
Additional paid-in capital	-	23,999
Accumulated deficit	(16,594,594)	(44,607)
Total Shareholders’ Deficit	(16,593,479)	(19,607)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$308,854,832	$566,902

(1)	This number includes up to 1,305,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. On January 14, 2022, the underwriter partially exercised the over-allotment option to purchase additional 3,900,000 Units; thus, 5,000 Class B ordinary shares were subsequently forfeited when the over-allotment option expired on February 25, 2022. Shares and associated amounts have been retroactively restated to reflect the share capitalization of 421,667 Class B ordinary shares outstanding (Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the period from February 10, 2021 (inception) through December 31, 2021
General and administrative expenses	$3,050,723	$44,607
Administrative expenses - related party	412,500	-
Loss from operations	(3,463,223)	(44,607)
Other income:
Income from investments held in Trust Account	4,161,515	-
Total other income	4,161,515	-
Net income (loss)	$698,292	$(44,607)

Weighted average Class A ordinary shares - basic and diluted	30,043,441	-
Basic and diluted net income per share, Class A ordinary shares	$0.02	$-

Weighted average Class B ordinary shares - basic	9,953,699	8,700,000 (1)
Weighted average Class B ordinary shares - diluted	10,000,000	8,700,000 (1)
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.02	$(0.01)

(1)	This number excludes up to 1,305,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. On January 14, 2022, the underwriter partially exercised the over-allotment option to purchase additional 3,900,000 Units; thus, 5,000 Class B ordinary shares were subsequently forfeited when the over-allotment option expired on February 25, 2022. Shares and associated amounts have been retroactively restated to reflect the share capitalization of 421,667 Class B ordinary shares outstanding (Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Non-redeemable Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 10, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	10,005,000	1,001	23,999	-	25,000
Net loss	-	-	-	-	-	(44,607)	(44,607)
Balance - December 31, 2021	-	-	10,005,000	1,001	23,999	(44,607)	(19,607)
Sale of private placement units in private placement	1,153,000	115	-	-	11,529,885	-	11,530,000
Fair value of warrants included in the Units sold in the Initial Public Offering	-	-	-	-	12,300,000	-	12,300,000
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering	-	-	-	-	(829,867)	-	(829,867)
Forfeiture of Class B ordinary shares	-	-	(5,000)	(1)	1	-	-
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	(23,024,018)	(13,186,764)	(36,210,782)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(4,061,515)	(4,061,515)
Net income	-	-	-	-	-	698,292	698,292
Balance - December 31, 2022	1,153,000	$115	10,000,000	$1,000	$-	$(16,594,594)	$(16,593,479)

(1)	This number includes up to 1,305,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. On January 14, 2022, the underwriter partially exercised the over-allotment option to purchase additional 3,900,000 Units; thus, 5,000 Class B ordinary shares were subsequently forfeited when the over-allotment option expired on February 25, 2022. Shares and associated amounts have been retroactively restated to reflect the share capitalization of 421,667 Class B ordinary shares outstanding (Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the period from February 10, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$698,292	$(44,607)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	-	10,547
Income from investments held in Trust Account	(4,161,515)	-
Changes in operating assets and liabilities:
Prepaid expenses	(99,424)	(26,800)
Accounts payable	548,127	33,223
Accrued expenses	1,652,810	27,637
Net cash used in operating activities	(1,361,710)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(304,500,000)	-
Net cash used in investing activities	(304,500,000)	-

Cash Flows from Financing Activities:
Repayment of note payable to related party	(136,617)	-
Proceeds received from initial public offering, gross	300,000,000	-
Proceeds received from private placement	11,530,000	-
Proceeds from promissory note - related party	250,000	-
Offering costs paid	(5,714,580)	-
Net cash provided by financing activities	305,928,803	-

Net change in cash	67,093	-

Cash - beginning of the period	-	-
Cash - end of the period	$67,093	$-

Supplemental disclosure of noncash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$14,453
Offering costs included in accounts payable	$95,000	$182,024
Offering costs included in accrued expenses	$-	$208,854
Offering costs paid by related party under promissory note	$1,847	$134,771
Deferred underwriting commissions	$14,280,000	$-
Class A ordinary shares tendered for redemption	$266,701,252	$-

The accompanying notes are an integral part of these consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Restated)

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

The Company’s Sponsor is 10X Capital SPAC Sponsor III LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 11, 2022. On January 14, 2022, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units”), including the issuance of 3,900,000 Units as a result of the underwriter’s partial exercise of their over-allotment option, at $10.00 per unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $20.2 million, of which approximately $14.3 million was for deferred underwriting commissions (see Note 7). Each Unit consists of one Class A ordinary share, par value $0.001 per share, of the Company (the “Public Shares”) and one-half of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 1,153,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”), generating proceeds of approximately $11.5 million (see Note 5). Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”) and one-half of one redeemable warrant (each whole warrant, a “Private Placement Warrant”).

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

The holders of the Founder Shares (as defined in Note 6) prior to the Initial Public Offering (the “Initial Shareholders”) agreed to (i) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period or any extended period of time that the Company may have to consummate the initial Business Combination as a result of an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).

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

Extraordinary General Meeting

On December 28, 2022, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which holders of 29,486,306 ordinary shares, comprised of the Company’s Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), and the Company’s Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares,” together with the Class A ordinary shares, the “ordinary shares”), were present in person or by proxy, representing approximately 71.65% of the voting power of the 41,153,000 issued and outstanding ordinary shares of the Company, comprised of 31,153,000 Class A ordinary shares and 10,000,000 Class B ordinary shares, entitled to vote at the Extraordinary General Meeting at the close of business on November 21, 2022, which was the record date (the “Record Date”) for the Extraordinary General Meeting. The Company’s shareholders of record as of the close of business on the Record Date are referred to herein as “Shareholders”. In connection with the Extension (as defined below), a total of 186 Shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares. The payments for these redemptions took place on January 18, 2023.

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

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 6) and loan proceeds from the Sponsor of approximately $137,000 under the Note (as defined in Note 6). The Company fully repaid the Note (as defined in Note 6) on January 14, 2022. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 6) as may be required (of which up to $1.5 million may be converted at the lender’s option into private placement-equivalent units at a price of $10.00 per unit).

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On December 28, 2022, the Company held an extraordinary general meeting of shareholders at which a total of 186 shareholders elected to redeem an aggregate of 25,943,810 Public Shares for a total of $266,701,252. The payments for these redemptions took place on January 18, 2023. The Company determined that it incorrectly presented the Public Shares tendered for redemption within temporary equity instead of as a current liability as of December 31, 2022. The Company believes that the incorrect classification of the Public Shares tendered for redemption was material enough that the judgment of a reasonable person relying upon the report would have been changed or influenced by the inclusion or correction of the item. The Company concluded that restatement was required to reflect an aggregate of 25,943,810 Public Shares in the amount of $266,701252 as a reduction of temporary equity and an addition to current liabilities.

The reclassification of amounts from temporary equity to a liability resulted in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses, or total operating, investing or financing cash flows.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	December 31, 2022
	As Previously Reported	Adjustments	As Restated
Balance Sheet
Class A ordinary shares tendered for redemption	$-	$266,701,252	$266,701,252
Total current liabilities	$2,606,796	$266,701,252	$269,308,048
Class A ordinary shares subject to possible redemption; 4,056,190 and 0 shares outstanding at redemption value of approximately $10.32 and $0 per share as of December 2022 and December 31, 2021, respectively.	$308,561,515	$(266,701,252)	$41,860,263

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4. INITIAL PUBLIC OFFERING

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

Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6). Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 31,153,000 shares of Class A ordinary shares outstanding, of which 30,000,000 shares were subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets. On December 28, 2022, a total of 186 shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares. Upon which, there were 4,056,190 Class A ordinary shares subject to possible redemption outstanding. The payment of these shares took place on January 18, 2023.

The Class A ordinary shares subject to possible redemption reflected on the accompanying consolidated balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(12,300,000)
Class A ordinary shares issuance costs	(19,410,782)
Class A ordinary shares tendered for redemption	(266,701,252)
Plus:
Accretion of carrying value to redemption value	36,210,782
Increase in redemption value of Class A ordinary shares subject to possible redemption	4,061,515
Class A ordinary shares subject to possible redemption as of December 31, 2022	$41,860,263

NOTE 9. SHAREHOLDERS’ DEFICIT

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

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of December 31, 2022 and 2021, there were 10,000,000 and 10,005,000 Class B ordinary shares issued and outstanding, respectively (see Note 6).

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

NOTE 10. WARRANTS

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