Form 10-Q
period 2023-03-31
10X Capital Venture Acquisition Corp. III
filed 2023-05-23
CIK 1848948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 19, 2023, there were 5,209,190 Class A ordinary shares, par value $0.0001 per share, and 10,000,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

10X CAPITAL VENTURE ACQUISITION CORP. III
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

part I – financial information

Item 1. Condensed Consolidated Financial Statements

10X CAPITAL VENTURE ACQUISITION CORP. III

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022

Assets:
Current assets:
Cash	$25,371	$67,093
Prepaid expenses	79,547	126,224
Due from Sponsor	2,967,031	—
Total current assets	3,071,949	193,317
Investments held in Trust Account	42,139,444	308,661,515
Total Assets	$45,211,393	$308,854,832

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$557,293	$676,349
Accrued expenses	2,332,119	1,680,447
Promissory note - related party	—	250,000
Class A ordinary shares tendered for redemption	—	266,701,252
Total current liabilities	2,889,412	269,308,048
Deferred underwriting commissions	14,280,000	14,280,000
Total Liabilities	17,169,412	283,588,048

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 4,056,190 and 30,000,000 shares outstanding at redemption value of approximately $10.36 and $10.29 per share as of March 31, 2023 and December 31, 2022, respectively.	42,039,444	41,860,263

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,153,000 non-redeemable shares issued and outstanding as of March 31, 2023 (unaudited) and December 31, 2022	115	115
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2023 (unaudited) and December 31, 2022	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(13,998,578)	(16,594,594)
Total Shareholders’ Deficit	(13,997,463)	(16,593,479)
Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$45,211,393	$308,854,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
General and administrative expenses	$1,291,484	$393,761
Administrative expenses - related party	112,500	112,500
Loss from operations	(1,403,984)	(506,261)
Other income:
Gain on settlement agreement	4,000,000	—
Income from investments held in Trust Account	179,181	158,893
Total other income	4,179,181	158,893
Net income (loss)	$2,775,197	$(347,368)

Weighted average Class A ordinary shares - basic and diluted	10,109,688	26,653,122
Basic and diluted net income (loss) per share, Class A ordinary shares (see Note 2)	$0.14	$(0.01)

Weighted average Class B ordinary shares – basic and diluted	10,000,000	9,812,222
Basic and diluted net income (loss) per share, Class B ordinary shares (see Note 2)	$0.14	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares
	Non-redeemable Class A		Class B		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	1,153,000	115	10,000,000	1,000	—	(16,594,594)	(16,593,479)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—		(179,181)	(179,181)
Net income	—	—	—	—	—	2,775,197	2,775,197
Balance – March 31, 2023	1,153,000	$115	10,000,000	$1,000	—	$(13,998,578)	$(13,997,463)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares
	Non-redeemable Class A		Class B		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	10,005,000	$1,001	$23,999	$(44,607)	$(19,607)
Sale of private placement units in private placement	1,153,000	115	—	—	11,529,885	—	11,530,000
Fair value of warrants included in the Units sold in the Initial Public Offering	—	—	—	—	12,300,000	—	12,300,000
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering	—	—	—	—	(829,867)	—	(829,867)
Forfeiture of Class B ordinary shares	—	—	(5,000)	(1)	1	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(23,024,018)	(13,186,764)	(36,210,782)
Net loss	—	—	—	—	—	(347,368)	(347,368)
Balance – March 31, 2022	1,153,000	$115	10,000,000	$1,000	$—	$(13,578,739)	$(13,577,624)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$2,775,197	$(347,368)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(179,181)	(158,893)
Changes in operating assets and liabilities:
Prepaid expenses	46,677	(192,644)
Accounts payable	(119,056)	60,387
Accrued expenses	651,672	131,947
Due from Sponsor	(2,967,031)	—
Net cash provided by (used in) operating activities	208,278	(506,571)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(304,500,000)
Cash withdrawn from trust for payment to redeeming shareholders	266,701,252	—
Net cash provided by (used in) investing activities	266,701,252	(304,500,000)

Cash Flows from Financing Activities
Repayment of note payable to related party	—	(136,617)
Proceeds received from initial public offering, gross	—	300,000,000
Proceeds received from private placement	—	11,530,000
Repayment of promissory note - related party	(250,000)	—
Payment to redeeming shareholders	(266,701,252)	—
Offering costs paid	—	(5,714,580)
Net cash (used in) provided by financing activities	(266,951,252)	305,678,803

Net Change in Cash	(41,722)	672,232
Cash - Beginning of period	67,093	—
Cash - End of period	$25,371	$672,232

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$172,025
Offering costs included in accrued expenses	$—	$123,854
Offering costs paid by related party under promissory note	$—	$1,847
Deferred underwriting commissions	$—	$14,280,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND ONGOING CONCERN

10X Capital Venture Acquisition Corp. III (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 10, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

As of March 31, 2023, the Company had not commenced any operations. All activities through March 31, 2023 related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds held in the Trust Account (as defined below).

The Company’s Sponsor is 10X Capital SPAC Sponsor III LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 11, 2022. On January 14, 2022, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units”), including the issuance of 3,900,000 Units as a result of the underwriter’s partial exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $20.2 million, of which approximately $14.3 million was for deferred underwriting commissions (see Note 6). Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Public Shares”) and one-half of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”).

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

Upon the closing of the Initial Public Offering and the Private Placement, $304.5 million ($10.15 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”) and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by July 14, 2023, or up to October 14, 2023 if approved by the Board (the “Combination Period”), subject to applicable law, and (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s second amended and restated memorandum and articles of association (the “Amended and Restated Articles of Association”) to modify the substance or timing of its obligation to redeem 100% of the Public Shares if the Company has not consummated the initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders (as defined below).

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

Extraordinary General Meeting

On December 28, 2022, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), where the Company’s shareholders voted to approve, by special resolution, the proposal to amend and restate the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must (1) consummate an initial business combination, (2) cease all operations except for the purpose of winding up if we fail to complete such initial business combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Initial Public Offering from January 14, 2023 to July 14, 2023, and to allow the Company’s board of directors, without another shareholder vote, to elect to further extend the date to consummate an initial business combination after the Extended Date up to three times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to October 14, 2023. In connection with the Extraordinary General Meeting, holders of 29,486,306 ordinary shares, comprised of the Company’s Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), and the Company’s Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares,” together with the Class A ordinary shares, the “ordinary shares”), were present in person or by proxy, representing approximately 71.65% of the voting power of the 41,153,000 issued and outstanding ordinary shares of the Company, comprised of 31,153,000 Class A ordinary shares and 10,000,000 Class B ordinary shares, entitled to vote at the Extraordinary General Meeting at the close of business on November 21, 2022, which was the record date (the “Record Date”) for the Extraordinary General Meeting. The Company’s shareholders of record as of the close of business on the Record Date are referred to herein as “Shareholders.” In connection with the Extension (as defined below), a total of 186 Shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares. The payments for these redemptions took place on January 18, 2023.

Proposed Business Combination and Termination

On December 20, 2022, the Company entered into an Agreement and Plan of Merger (as amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) by and among the Company, 10X Sparks Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Sparks Energy, Inc., a Delaware corporation (“Sparks”).

On February 2, 2023, the Company, Merger Sub, Sparks, and Ottis Jarrada Sparks entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”), pursuant to which the parties thereto (i) agreed to terminate the Merger Agreement and (ii) agreed to a mutual release of all claims related to the Merger Agreement and the transactions contemplated thereby.

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $25,371 in its operating bank account and a Working Surplus of approximately $0.2 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 5) and loan proceeds from the Sponsor of approximately $137,000 under the Note (as defined in Note 5). The Company fully repaid the Note (as defined in Note 5) on January 14, 2022. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account, as well as proceeds from the New Note (as defined in Note 2). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 5) as may be required (of which up to $1.5 million may be converted at the lender’s option into private placement-equivalent units at a price of $10.00 per unit).

Based upon the analysis above, management has determined that the Company does not have sufficient liquidity to meet its anticipated obligations for at least twelve months after the unaudited condensed consolidated financial statements are available to be issued, as such, the events and circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with the ASC 205-40, the Company has until July 14, 2023, or up October 14, 2023 at the option of the Board, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

Risks and Uncertainties

In addition to the risks noted above, management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Amended Annual Report on Form 10-K/A filed by the Company with the SEC on May 22, 2023.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Promissory Note - Related Party

On November 14, 2022, the Company issued an unsecured promissory note (as amended and restated on November 14, 2022 and as may be further amended from time to time, the “New Note”) to the Sponsor for an aggregate principal amount of up to $250,000 for working capital purposes (“Working Capital Loan”). On May 17, 2023, the Company amended and restated the New Note. The New Note is for an aggregate principal amount of up to $2,500,000 for working capital purposes. The New Note bears no interest and is repayable in full upon the earlier of the consummation of the Company’s initial Business Combination and the day prior to the date the Company elects to liquidate and dissolve in accordance with the provisions of the Amended and Restated Articles of Association (such earlier date, the “Maturity Date”). Up to $1,500,000 of the principal amount of the New Note may also be converted into additional private placement-equivalent units, at a price of $10.00 per unit, at the option of the holder of the New Note at any time on or prior to the Maturity Date. During the three months ended March 31, 2023, the Company repaid the $250,000 outstanding under the New Note, bringing the total amount outstanding to $0.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all outstanding Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets. On December 28, 2022, 25,943,810 Class A ordinary shares were tendered for redemption by shareholders for a total value of $266,701,252.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 15,576,500 Class A ordinary shares, because their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	Three Months Ended March 31, 2023 (Unaudited)		Three Months Ended March 31, 2022 (Unaudited)
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	1,395,167	1,380,030	(253,897)	(93,471)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	10,109,688	10,000,000	26,653,122	9,812,222
Basic and diluted net income (loss) per ordinary share	$0.14	$0.14	$(0.01)	$(0.01)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

In December 2022, certain investors of the Company (“10X III Investors”) entered into a non-redemption agreement with the Company and Sponsor (“Non-Redemption Agreements”). Pursuant to the Non-Redemption Agreements, such 10X III Investors agreed, for the benefit of the Company, to vote certain ordinary shares of the Company now owned or acquired (the “Investor Shares”), representing 4 million ordinary shares of the Company in the aggregate, in favor of the proposal to amend the Company’s organizational documents to extend the time the Company is permitted to close a business combination and not to redeem the Investor Shares in connection with such proposal. In connection with these commitments from the 10X III Investors, Sponsor has agreed to transfer to each 10X III Investor an amount of its Class B Ordinary Shares on or promptly after the closing of the Company’s initial business combination.

Due from Sponsor

During January 2023, the Company received a settlement as a result of litigation in the amount of $4,000,000 related to its terminated Merger Agreement described in Note 1. This amount was held by the Sponsor, using the amounts to settle any related party payables. As of March 31, 2023, the amount due from the Sponsor to the Company is $2,967,031. The Sponsor will deposit this amount, less any used for expenses of the Company, in May of 2023.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. On May 17, 2023, the Company amended and restated the New Note. The New Note, as amended and restated on May 17, 2023, is for an aggregate principal amount of up to $2,500,000 for working capital purposes. The New Note bears no interest and is repayable in full upon the earlier of the consummation of the Company’s initial Business Combination and the Maturity Date (as defined in Note 2). Up to $1,500,000 of the principal amount of the New Note may also be converted into additional private placement-equivalent units, at a price of $10.00 per unit, at the option of the holder of the New Note at any time on or prior to the Maturity Date. During the three months ended March 31, 2023, the Company repaid the $250,000 outstanding under the New Note. As of March 31, 2023 and December 31, 2022, the Company had $0 and $250,000 of such Working Capital Loans outstanding, respectively.

Administrative Support Agreement

On January 11, 2022, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $37,500 per month for office space, secretarial, and administrative services through the earlier of the Company’s consummation of a Business Combination and its liquidation. Upon consummation of a Business Combination, any remaining monthly payments shall be accelerated and due. For the three months ended March 31, 2023 and 2022, the Company incurred approximately $113,000 and $113,000 of administrative support expense, respectively. There was no outstanding amounts as of March 31, 2023 and December 31, 2022.

The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers, directors or their affiliates. For the three months ended March 31, 2023 and 2022, the Company did not incur or reimburse any Business Combination costs to the Sponsor. There was no outstanding amounts as of March 31, 2023 and December 31, 2022.

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

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 5,209,190 and 31,153,000 shares of Class A ordinary shares outstanding, of which 4,056,190, and 30,000,000 shares were subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets, respectively. On December 28, 2022, a total of 186 shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares, and 4,056,190 Class A ordinary shares subject to possible redemption remained outstanding. The payment of these shares took place on January 18, 2023.

The Class A ordinary shares subject to possible redemption reflected on the accompanying consolidated balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(12,300,000)
Class A ordinary shares issuance costs	(19,410,782)
Redemption of shares	(266,701,252)
Plus:
Accretion of carrying value to redemption value	36,210,782
Increase in redemption value of Class A ordinary shares subject to possible redemption	4,061,515
Class A ordinary shares subject to possible redemption at December 31, 2022	$41,860,263
Plus:
Accretion of carrying value to redemption value	179,181
Class A ordinary shares subject to possible redemption at March 31, 2023	$42,039,444

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2023, there were 4,056,190 Class A redeemable ordinary shares issued and outstanding, which were subject to possible redemption and were classified outside of permanent equity on the consolidated balance sheets and 1,153,000 non-redeemable Class A ordinary shares issued and outstanding. On December 28, 2022, a total of 186 shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares. The settlement of these shares took place on January 18, 2023 upon which, there were 4,056,190 Class A ordinary shares subject to possible redemption outstanding. As of December 31, 2022, there were 30,000,000 Class A ordinary shares issued and outstanding.

Class B Ordinary Shares - The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2023 and December 31, 2022, there were 10,000,000 Class B ordinary shares issued and outstanding (see Note 5).

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

NOTE 9. WARRANTS

As of March 31, 2023 and December 31, 2022, the Company had 15,000,000 Public Warrants and 576,500 Private Placement Warrants outstanding.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023 (Unaudited)
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$42,139,444	$42,139,444	$—	$—

December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$308,661,515	$308,661,515	$—	$—

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed consolidated financial statements were available to be issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

On May 17, 2023, the Company amended and restated the New Note. The New Note, as amended and restated on May 17, 2023, is for an aggregate principal amount of up to $2,500,000 for working capital purposes. The New Note bears no interest and is repayable in full upon the earlier of the consummation of the Company’s initial Business Combination and the Maturity Date (as defined in Note 2). Up to $1,500,000 of the principal amount of the New Note may also be converted into additional private placement-equivalent units, at a price of $10.00 per unit, at the option of the holder of the New Note at any time on or prior to the Maturity Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to 10X Capital Venture Acquisition Corp. III. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of our Amended Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 22, 2023. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 10, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to as our “initial business combination.” We have not selected any specific initial business combination target, and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any initial business combination target.

Our sponsor is 10X Capital SPAC Sponsor III LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on January 11, 2022. On January 14, 2022, we consummated our Initial Public Offering of 30,000,000 units (the “Units”), including the issuance of 3,900,000 Units as a result of the underwriter’s partial exercise of its over-allotment option. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (“Class A ordinary shares” and, with respect to the Class A ordinary shares included in the Units offered in the Initial Public Offering, the “Public Shares”) and one-half of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $300.0 million. In connection with the Initial Public Offering, we incurred offering costs of approximately $20.2 million, of which approximately $14.3 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 1,153,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”), generating proceeds of approximately $11.5 million. Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”) and one-half of one redeemable warrant (the “Private Placement Warrants.”

Upon the closing of the Initial Public Offering and the Private Placement, $304.5 million ($10.15 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (the “Trust Account”) and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the initial business combination, (ii) the redemption of the Public Shares if we are unable to complete the initial business combination by July 14, 2023, or up to October 14, 2023 if approved by our board of directors (the “Combination Period”), subject to applicable law, and (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend our second amended and restated memorandum and articles of association (the “Charter”) to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we have not consummated the initial business combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of holders of Public Shares.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds (less deferred underwriting commissions) are intended to be generally applied toward consummating an initial business combination. Our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into an initial business combination. However, we will only complete an initial business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that we will be able to successfully effect an initial business combination.

On December 28, 2022, a total of 186 shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares. The payment in connection with the redemption of these shares took place on January 18, 2023, whereby a total value of $266,701,252 was paid out to shareholders from the Trust Account. Following such redemptions, there were 4,056,190 Class A ordinary shares subject to possible redemption outstanding.

Termination of Sparks Merger Agreement

On December 20, 2022, we entered into an Agreement and Plan of Merger (as amended, supplemented or otherwise modified from time to time, the “Sparks Merger Agreement”) with 10X Sparks Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Sparks Energy, Inc., a Delaware corporation (“Sparks”).

We were subsequently informed by the management of Sparks that it was their belief that the Sparks Merger Agreement did not constitute a binding contract. In response, on January 30, 2023, we filed a complaint in the Delaware Court of Chancery (the “Delaware Action”) to obtain a declaratory judgment that the Sparks Merger Agreement constitutes a binding and enforceable contract between us, Merger Sub and Sparks, requiring Sparks to take certain steps as may be reasonably necessary to consummate the business combination pursuant to the Sparks Merger Agreement as soon as practicable.

On February 2, 2023, we entered into the Settlement Agreement with Merger Sub, Sparks and Ottis Jarrada Sparks, pursuant to which (i) the parties thereto mutually agreed to terminate the Sparks Merger Agreement and (ii) the parties thereto agreed to a mutual release of all claims related to the Sparks Merger Agreement, the transactions contemplated thereby, and the Delaware Action.

By virtue of the termination of the Sparks Merger Agreement, the Ancillary Agreements (as defined in the Sparks Merger Agreement) were terminated in accordance with their terms.

Extension

On December 28, 2022, we held an extraordinary general meeting of shareholders, at which our shareholders approved, by special resolution, the proposal to amend and restate our amended and restated memorandum and articles of association to extend the date by which we must (1) consummate an initial business combination, (2) cease all operations except for the purpose of winding up if we fail to complete such initial business combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Initial Public Offering from January 14, 2023 to July 14, 2023 (the “Extended Date”) and to allow our board of directors (the “Board”), without another shareholder vote, to elect to further extend the date to consummate an initial business combination after the Extended Date up to three times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to October 14, 2023 (the “Extension” and such proposal, the “Extension Proposal”). In connection with the Extension, a total of 186 shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares. As a result, an aggregate of $266,701,252 (or approximately $10.28 per share) was released from the Trust Account to pay such shareholders.

Liquidity, Capital Resources, and Going Concern

For the three months ended March 31, 2023, net cash provided by operating activities was $208,278, which was due to our net income of $2,775,197 partially offset by income from investments held in the Trust Account of $179,181, and by changes in working capital accounts of $2,387,738.

For the three months ended March 31, 2022, net cash used in operating activities was $506,571, which was due to income from investments held in the Trust Account of $158,893, our net loss of $347,368, and changes in working capital of $310.

For the three months ended March 31, 2023, net cash provided by investing activities was $266,701,252, which was due to Cash withdrawn from the Trust Account for payment to redeeming shareholders in connection with the Extension.

For the three months ended March 31, 2022, net cash used in investing activities of $304,500,000 was the result of the amount of net proceeds from our Initial Public Offering being deposited into the Trust Account.

For the three months ended March 31, 2023, net cash used in financing activities of $266,951,252 was a result of a payment to redeeming shareholders of $266,701,252, and the repayment of the promissory note – related party in the amount of $250,000.

For the three months ended March 31, 2022, net cash provided by financing activities of $305,678,803 was comprised of $300,000,000 in proceeds from the issuance of Units in our Initial Public Offering, and proceeds from the Private Placement of $11,530,000, partially offset by the repayment of the promissory note with our Sponsor of $136,617 and payment of offering costs of $5,714,580.

As of March 31, 2023, we had approximately $25,371 held outside of the Trust Account and a working surplus of approximately $0.2 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on our behalf in exchange for issuance of Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares”), of the Company and loan proceeds from the Sponsor of approximately $137,000 under a promissory note, dated February 18, 2021 (as amended on December 31, 2021, the “Pre-IPO Promissory Note”). We fully repaid the Pre-IPO Promissory Note on January 14, 2022. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and a Working Capital Loan (as defined below) under an unsecured promissory note from the Sponsor of $2,500,000. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor, members of our founding team or any of their affiliates may provide us with additional Working Capital Loans. During the three months ended March 31, 2023, we repaid the $250,000 outstanding under the Working Capital Loan. As of March 31, 2023 and December 31, 2022, there was $0 and $250,000 outstanding under the Working Capital Loans, respectively.

Based upon the analysis above, our management has determined that we do not have sufficient liquidity to meet our anticipated obligations for at least twelve months after the financial statements are available to be issued, and as such, the events and circumstances raise substantial doubt about our ability to continue as a going concern.

We have until July 14, 2023, with the option upon Board approval to extend up to October 14, 2023, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by the applicable date, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to complete a business combination before the mandatory liquidation date. Over this time period, we will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an initial business combination.

Results of Operations

Our entire activity since inception up to March 31, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination and expenses related to consummating an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses and transaction expenses.

For the three months ended March 31, 2023, we had net income of approximately $2,775,197, which consisted of approximately $179,181 in income from investments held in the Trust Account and approximately $4,000,000 on a gain from a settlement agreement, partly offset by approximately $1,291,484 in general and administrative expense and approximately $112,500 in administrative expenses-related party.

For the three months ended March 31, 2022, we incurred a net loss of approximately $347,000, which consisted of approximately $394,000 in general and administrative expense and approximately $113,000 in administrative expenses-related party, partly offset by approximately $159,000 in income from investments held in the Trust Account.

Contractual Obligations

Promissory Notes - Related Party

The Sponsor agreed to loan us up to $300,000 pursuant to a promissory note, dated February 18, 2021 (as amended on December 31, 2021, the “Note”), to be used for a portion of the expenses of the Initial Public Offering. The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. We borrowed approximately $137,000 under the Note and fully repaid the Note balance on January 14, 2022. Subsequent to the repayment, the facility was no longer available to the Company

Related Party Loans

In order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required for working capital purposes (“Working Capital Loans”). If we complete an initial business combination, we would repay the Working Capital Loans. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity (the “Working Capital Units”) at a price of $10.00 per unit at the option of the lender. The Working Capital Units would be identical to the Private Placement Units. Each Working Capital Unit would consist of one Class A ordinary share and one-half of one redeemable warrant (the “Working Capital Warrants”). On May 17, 2023, we amended and restated an existing unsecured promissory note issued to our Sponsor (as amended and restated on May 17, 2023, the “New Note” ). The New Note is for an aggregate principal amount of up to $2,500,000 for working capital purposes. The New Note bears no interest and is repayable in full upon the earlier of the consummation of our initial business combination and the day prior to the date we elect to liquidate and dissolve in accordance with the provisions of the Charter (such earlier date, the “Maturity Date”). Up to $1,500,000 of the principal amount of the New Note may also be converted into additional private placement-equivalent units, at a price of $10.00 per unit, at the option of the holder of the New Note at any time on or prior to the Maturity Date. During the three months ended March 31, 2023, we repaid $250,000 outstanding under the New Note. As of March 31, 2023 and December 31, 2022, we had $0 and $250,000 of such Working Capital Loans outstanding, respectively.

Registration and Shareholder Rights

The holders of the Class B ordinary shares, Private Placement Units, Private Placement Shares and Private Placement Warrants and the Class A ordinary shares underlying the Working Capital Units and Working Capital Warrants will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. Notwithstanding the foregoing, Cantor may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the registration statement filed in connection with the Initial Public Offering and may not exercise its demand rights on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,915,000 Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 14, 2022, the underwriter partially exercised the over-allotment option to purchase an additional 3,900,000 Units.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates for the three months ended March 31, 2023 and 2022.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the period covered in this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Management concluded that a material weakness in internal controls over financial reporting existed relating to the accounting treatment for complex accounting applications. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of such risks was included in Part I, Item 1A, “Risk Factors” of our Amended Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on May 22, 2023 (the “Amended Annual Report”). These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report. Any of the risks described in the Amended Annual Report could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

None.

Use of Proceeds

On January 14, 2022, we consummated our Initial Public Offering of 30,000,000 Units, at an offering price to the public of $10.00 per Unit, for an aggregate offering price of $300.0 million, with each Unit consisting of one Class A ordinary share and one-half of one Public Warrant. Each Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. Cantor acted as the sole bookrunning manager for the Initial Public Offering. Our Initial Public Offering did not terminate before all of the securities registered in our registration statement were sold. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-253868), which was declared effective by the SEC on January 11, 2022.

Net proceeds of $304.5 million, comprised of $294.8 million of the proceeds from the Initial Public Offering (which amount includes $14.3 million of the underwriter’s deferred discount) and $9.7 million of the proceeds of the sale of the Private Placement Units, were deposited in the Trust Account upon closing of the Initial Public Offering. We paid a total of $5.2 million in underwriting discounts and commissions and $741,000 for other offering costs related to the Initial Public Offering. In addition, the underwriter agreed to defer approximately $14.3 million in underwriting discounts, which amount will be payable when and if an initial business combination is consummated. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus related to the Public Offering, dated January 11, 2022, which was filed with the SEC on January 14, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On May 17, 2023, we amended and restated the New Note to increase the aggregate principal amount of the New Note of up to $2,500,000 (the “Amended New Note”). Any loans made by Sponsor are, and will be, evidenced by the Amended New Note. We expect to use the proceeds of the working capital loans to fund working capital deficiencies and to finance transaction costs in connection with an initial business combination.

The Amended New Note is an unsecured obligation of the Company and is payable from our assets other than the Trust Account. The Amended New Note provides that the holder waives recourse to the Trust Account.

The Amended New Note bears no interest and is repayable in full upon the earlier of the consummation of our initial business combination and the day prior to the date we elect to liquidate and dissolve in accordance with the provisions of our Charter (such earlier date, the “Maturity Date”).

The holder of the Amended New Note has the option to convert all or any portion of the principal outstanding under the Amended New Note into private placement-equivalent units, at a price of $10.00 per unit, at any time on or prior to the Maturity Date. However, the maximum principal amount that may be converted, as to the New Note and all other notes evidencing Working Capital Loans, is $1,500,000 or such greater dollar amount as may be agreed to by us, with such approvals as may be necessary or advisable.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on December 28, 2022).
10.1*	Second Amended and Restated Promissory Note, dated May 17, 2023, issued by the Company to the Sponsor.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

10X CAPITAL VENTURE ACQUISITION CORP. III

Date: May 22, 2023	By:	/s/ Hans Thomas
	Name:	Hans Thomas
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Guhan Kandasamy
	Name:	Guhan Kandasamy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)