Form 10-Q
period 2023-06-30
10X Capital Venture Acquisition Corp. III
filed 2023-08-21
CIK 1848948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 18, 2023, there were 5,209,190 Class A ordinary shares, par value $0.0001 per share, and 10,000,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

10X CAPITAL VENTURE ACQUISITION CORP. III

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

10X CAPITAL VENTURE ACQUISITION CORP. III

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)	(As restated)
Assets:
Current assets:
Cash	$1,963,929	$67,093
Prepaid expenses	102,302	126,224
Total current assets	2,066,231	193,317
Investments held in Trust Account	42,626,135	308,661,515
Total Assets	$44,692,366	$308,854,832

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$548,906	$676,349
Accrued expenses	3,494,605	1,680,447
Accrued expenses - related party	75,000	—
Promissory note - related party	—	250,000
Non-redemption agreement liability	34,301	—
Class A ordinary shares tendered for redemption	—	266,701,252
Total current liabilities	4,152,812	269,308,048
Deferred underwriting commissions	14,280,000	14,280,000
Total Liabilities	18,432,812	283,588,048

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 4,056,190 and 30,000,000 shares outstanding at redemption value of approximately $10.48 and $10.32 per share as of June 30, 2023 and December 31, 2022, respectively.	42,526,135	41,860,263

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,153,000 non-redeemable shares issued and outstanding as of June 30, 2023 (unaudited) and December 31, 2022	115	115
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2023 (unaudited) and December 31, 2022	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(16,267,696)	(16,594,594)
Total Shareholders’ Deficit	(16,266,581)	(16,593,479)
Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$44,692,366	$308,854,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
General and administrative expenses	$2,122,317	$248,050	$3,413,801	$641,811
Administrative expenses - related party	112,500	112,500	225,000	225,000
Loss from operations	(2,234,817)	(360,550)	(3,638,801)	(866,811)
Other income (loss):
Gain on settlement agreement	—	—	4,000,000	—
Income from investments held in Trust Account	486,691	247,957	665,872	406,850
Change in fair value of non-redemption agreement liabilities	6,860	—	6,860	—
Loss in connection with non-redemption agreement	(41,161)	—	(41,161)	—
Total other income	452,390	247,957	4,631,571	406,850
Net (loss) income	$(1,782,427)	$(112,593)	$992,770	$(459,961)

Weighted average Class A ordinary shares - basic and diluted	5,209,190	31,153,000	7,645,901	28,915,492
Basic and diluted net income (loss) per share, Class A ordinary shares (see Note 2)	$(0.12)	$(0.00)	$0.06	$(0.01)

Weighted average Class B ordinary shares - basic and diluted	10,000,000	10,000,000	10,000,000	9,906,630
Basic and diluted net income (loss) per share, Class B ordinary shares (see Note 2)	$(0.12)	$(0.00)	$0.06	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional		Total
	Non-redeemable Class A		Class B		Paid-in	Accumulated	Shareholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	1,153,000	$115	10,000,000	$1,000	$—	$(16,594,594)	$(16,593,479)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(179,181)	(179,181)
Net income	—	—	—	—	—	2,775,197	2,775,197
Balance - March 31, 2023	1,153,000	115	10,000,000	1,000	—	(13,998,578)	(13,997,463)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(486,691)	(486,691)
Net loss	—	—	—	—	—	(1,782,427)	(1,782,427)
Balance - June 30, 2023	1,153,000	$115	10,000,000	$1,000	$—	$(16,267,696)	$(16,266,581)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Non-redeemableClass A		Class B		Paid-in	Accumulated	Shareholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	10,005,000	$1,001	$23,999	$(44,607)	$(19,607)
Sale of private placement units in private placement	1,153,000	115	—	—	11,529,885	—	11,530,000
Fair value of warrants included in the Units sold in the Initial Public Offering	—	—	—	—	12,300,000	—	12,300,000
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering	—	—	—	—	(829,867)	—	(829,867)
Forfeiture of Class B ordinary shares	—	—	(5,000)	(1)	1	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(23,024,018)	(13,186,764)	(36,210,782)
Net loss	—	—	—	—	—	(347,368)	(347,368)
Balance - March 31, 2022	1,153,000	115	10,000,000	1,000	—	(13,578,739)	(13,577,624)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(306,850)	(306,850)
Net loss	—	—	—	—	—	(112,593)	(112,593)
Balance - June 30, 2022	1,153,000	$115	10,000,000	$1,000	$—	$(13,998,182)	$(13,997,067)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$992,770	$(459,961)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(665,872)	(406,850)
Change in fair value of non-redemption agreement liabilities	(6,860)
Loss in connection with non-redemption agreement	41,161
Changes in operating assets and liabilities:
Prepaid expenses	23,922	(94,012)
Accounts payable	(127,443)	99,762
Accrued expenses	1,814,158	173,512
Accrued expenses - related party	75,000	—
Net cash provided by (used in) operating activities	2,146,836	(687,549)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(304,500,000)
Cash withdrawn from trust for payment to redeeming shareholders	266,701,252	—
Net cash provided by (used in) investing activities	266,701,252	(304,500,000)

Cash Flows from Financing Activities
Repayment of note payable to related party	—	(136,617)
Proceeds received from initial public offering, gross	—	300,000,000
Proceeds received from private placement	—	11,530,000
Proceeds received from promissory note - related party	646,657	—
Repayment of promissory note - related party	(896,657)	—
Payment to redeeming shareholders	(266,701,252)	—
Offering costs paid	—	(5,714,580)
Net cash (used in) provided by financing activities	(266,951,252)	305,678,803

Net Change in Cash	1,896,836	491,254
Cash - Beginning of period	67,093	—
Cash - End of period	$1,963,929	$491,254

Supplemental disclosure of noncash investing and financing
Offering costs included in accounts payable	$—	$95,000
Offering costs paid by related party under promissory note	$—	$1,847
Deferred underwriting commissions	$—	$14,280,000

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

As of June 30, 2023, the Company had not commenced any operations. All activities through June 30, 2023 related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds held in the Trust Account (as defined below).

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

Upon the closing of the Initial Public Offering and the Private Placement, $304.5 million ($10.15 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”) and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by October 14, 2023 (the “Combination Period”), subject to applicable law, and (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s second amended and restated memorandum and articles of association (the “Amended and Restated Articles of Association”) to modify the substance or timing of its obligation to redeem 100% of the Public Shares if the Company has not consummated the initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders (as defined below). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions). The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

On July 10, 2023, the Board approved the extension of the date by which the Company is required to complete an initial Business Combination until October 14, 2023 (the “Optional Extension”) (see Note 11).

Proposed Business Combination and Termination

On December 20, 2022, the Company entered into an Agreement and Plan of Merger (as amended, supplemented or otherwise modified from time to time, the “Sparks Merger Agreement”) by and among the Company, 10X Sparks Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Sparks Merger Sub”), and Sparks Energy, Inc., a Delaware corporation (“Sparks”).

The Company was subsequently informed by the management of Sparks that it was their belief that the Sparks Merger Agreement did not constitute a binding contract. In response, on January 30, 2023, the Company filed a complaint in the Delaware Court of Chancery (the “Delaware Action”) to obtain a declaratory judgment that the Sparks Merger Agreement constitutes a binding and enforceable contract between the Company, Sparks Merger Sub and Sparks, requiring Sparks to take certain steps as may be reasonably necessary to consummate the business combination pursuant to the Sparks Merger Agreement as soon as practicable.

On February 2, 2023, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Sparks Merger Sub, Sparks and Ottis Jarrada Sparks, pursuant to which the parties thereto (i) mutually agreed to terminate the Sparks Merger Agreement and (ii) agreed to a mutual release of all claims related to the Sparks Merger Agreement, the transactions contemplated thereby, and the Delaware Action.

As a result of the Settlement Agreement, the Company recorded a $4,000,000 gain on settlement agreement in the unaudited condensed statements of operations for the six months ended June 30, 2023.

Liquidity and Going Concern

As of June 30, 2023, the Company had approximately $2.0 million in its operating bank account and a working capital deficit of approximately $2.1 million.

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

In connection with the Company’s assessment of going concern considerations in accordance with the ASC 205-40, the Company has until October 14, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

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

Promissory Note - Related Party

On November 14, 2022, the Company issued an unsecured promissory note (as amended and restated on November 14, 2022 and as may be further amended from time to time, the “New Note”) to the Sponsor for an aggregate principal amount of up to $250,000 for working capital purposes (“Working Capital Loan”). On May 17, 2023, the Company amended and restated the New Note. The New Note is for an aggregate principal amount of up to $2,500,000 for working capital purposes. The New Note bears no interest and is repayable in full upon the earlier of the consummation of the Company’s initial Business Combination and the day prior to the date the Company elects to liquidate and dissolve in accordance with the provisions of the Amended and Restated Articles of Association (such earlier date, the “Maturity Date”). Up to $1,500,000 of the principal amount of the New Note may also be converted into additional private placement-equivalent units, at a price of $10.00 per unit, at the option of the holder of the New Note at any time on or prior to the Maturity Date. As of December 31, 2022, the outstanding amount under the New Note was $250,000. During the six months ended June 30, 2023, the Company repaid the $896,657 outstanding under the New Note, bringing the total amount outstanding to $0.

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

The transfer to certain investors of the Company of Class B ordinary shares in connection with the approval of the Non-Redemption Agreements (see Note 5) are classified in accordance with ASC 480 and ASC 815, which provides that such Class B ordinary shares are not precluded from equity classification. Equity-classified contracts were initially measured at fair value (or allocated value). Subsequent changes in fair value will not be recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

The transfer to certain investors of the Company of Class B ordinary shares to the extent the Company’s board of directors approves the Optional Extensions (see Note 5) is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as an asset or liability at fair value and with changes in fair value recognized in the Company’s condensed consolidated statements of operations.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all outstanding Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets. On December 28, 2022, 25,943,810 Class A ordinary shares were tendered for redemption by shareholders for a total value of $266,701,252. The payment of these shares took place on January 18, 2023, after which 4,056,190 Class A ordinary shares subject to possible redemption remained outstanding.

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

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net (loss) income per ordinary shares does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 15,576,500 Class A ordinary shares, because their exercise is contingent upon future events. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and six months ended June 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary shares:

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$(610,486)	$(1,171,941)	$(85,233)	$(27,360)	$430,163	$562,607	$(340,397)	$(119,564)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	5,209,190	10,000,000	31,153,000	10,000,000	7,645,901	10,000,000	28,915,492	9,906,630
Basic and diluted net (loss) income per ordinary share	$(0.12)	$(0.12)	$(0.00)	$(0.00)	$0.06	$0.06	$(0.01)	$(0.01)

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

If the Company does not complete the initial Business Combination within the Combination Period, the Private Placement Units will expire worthless. The Private Placement Units, Private Placement Shares and Private Placement Warrants are subject to the transfer restrictions described below. The Private Placement Units have terms and provisions that are identical to those of the Units sold in the Initial Public Offering.

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

In December 2022, certain investors of the Company (“10X III Investors”) entered into non-redemption agreements with the Company and Sponsor (“Non-Redemption Agreements”). Pursuant to the Non-Redemption Agreements, such 10X III Investors agreed, for the benefit of the Company, to vote certain ordinary shares of the Company now owned or acquired (the “Investor Shares”), representing 4 million ordinary shares of the Company in the aggregate, in favor of the proposal to amend the Company’s organizational documents to extend the date by which the Company is permitted to close a business combination from January 14, 2023 to July 14, 2023 (the “Extended Date” and such extension, the “Initial Extension”) and to allow the Company’s board of directors, without another shareholder vote, to elect to further extend the date to consummate an initial business combination after the Extended Date up to three times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to October 14, 2023 (“Optional Extensions”) and not to redeem the Investor Shares in connection with such proposal. In connection with these commitments from the 10X III Investors, Sponsor has agreed to transfer to each 10X III Investor an amount of its Class B ordinary shares on or promptly after the closing of the Company’s initial business combination. The Sponsor will transfer 85,750 fully paid, non-assessable Class B ordinary shares plus 14,292 additional fully paid, non-assessable Class B ordinary shares per month for the three one-month Optional Extensions to the extent the board of directors of the Company elects to extend for those periods; provided that if there are less than 400,000 Investor Shares, the amount of Class B ordinary shares will be reduced proportionally. On July 10, 2023, the board of directors of the Company approved the Optional Extensions.

The Company estimated the fair value of the investor interests attributable to such Class ordinary shares to be $41,161, or $0.06 per share and $0.10 per share as of December 8, 2022 and December 20, 2022, respectively. Each 10X III Investor acquired from the Sponsor an indirect economic interest in such Class B ordinary shares. The indirect economic interests were evaluated under ASC 480 and ASC 815. The value of the shares in the Initial Extension, and the shares eligible to be earned in the Optional Extensions will be treated as an expense. The shares that have been earned in the Initial Extension with a fixed-for-fixed value will be credited to additional paid-in-capital. The remaining shares affiliated with the Optional Extensions will be treated as a derivative liability as a result of the variability in the value of shares due to the amount of shares held by the 10X III Investor (can be reduced proportionally when the 10X III Investors hold less than 400,000 shares). As the shares in the Optional Extensions become determinable and therefore fixed-for-fixed, the value of those shares will be transferred from a liability to equity. Any changes in the fair value of the shares will be recognized as an expense in the period of remeasurement.

Due from Sponsor

During January 2023, the Company received a settlement pursuant to the terms of the Settlement Agreement in the amount of $4,000,000 related to the termination of the Sparks Merger Agreement described in Note 1. This amount was held by the Sponsor, using the amounts to settle any related party payables and other operating expenses. In May 2023, the Sponsor deposited the remaining amount in the Company’s account. As of June 30, 2023, the amount due from the Sponsor to the Company is $0.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. On May 17, 2023, the Company amended and restated the New Note. The New Note, as amended and restated on May 17, 2023, is for an aggregate principal amount of up to $2,500,000 for working capital purposes. The New Note bears no interest and is repayable in full upon the earlier of the consummation of the Company’s initial Business Combination and the Maturity Date (as defined in Note 2). Up to $1,500,000 of the principal amount of the New Note may also be converted into additional private placement-equivalent units, at a price of $10.00 per unit, at the option of the holder of the New Note at any time on or prior to the Maturity Date. During the six months ended June 30, 2023, the Company repaid $896,657 outstanding under the New Note. As of June 30, 2023 and December 31, 2022, the Company had $0 and $250,000 of such Working Capital Loans outstanding, respectively.

Administrative Support Agreement

On January 11, 2022, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $37,500 per month for office space, secretarial, and administrative services through the earlier of the Company’s consummation of a Business Combination and its liquidation. Upon consummation of a Business Combination, any remaining monthly payments shall be accelerated and due. For the three months ended June 30, 2023 and 2022, the Company incurred approximately $113,000 and $113,000 of administrative support expense, respectively. For the six months ended June 30, 2023 and 2022, the Company incurred $225,000 and $225,000 of administrative support expense, respectively. As of June 30, 2023 and December 31, 2022, there was $75,000 and $0 outstanding under this agreement in accrued expenses - related party on the Company’s condensed consolidated balance sheets, respectively.

The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers, directors or their affiliates. For the three and six months ended June 30, 2023 and 2022, the Company did not incur or reimburse any Business Combination costs to the Sponsor. There were no outstanding amounts as of June 30, 2023 and December 31, 2022.

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

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 5,209,190 and 31,153,000 shares of Class A ordinary shares outstanding, of which 4,056,190, and 30,000,000 shares were subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets, respectively. On December 28, 2022, a total of 186 shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares, and 4,056,190 Class A ordinary shares subject to possible redemption remained outstanding. The payment of these shares took place on January 18, 2023.

The Class A ordinary shares subject to possible redemption reflected on the accompanying consolidated balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(12,300,000)
Class A ordinary shares issuance costs	(19,410,782)
Plus:
Accretion of carrying value to redemption value	36,210,782
Increase in redemption value of Class A ordinary shares subject to possible redemption	4,061,515
Class A ordinary shares subject to possible redemption at December 31, 2022	41,860,263
Less:
Redemption of shares	(266,701,252)
Plus:
Accretion of carrying value to redemption value	179,181
Class A ordinary shares subject to possible redemption at March 31, 2023	42,039,444
Plus:
Accretion of carrying value to redemption value	486,691
Class A ordinary shares subject to possible redemption at June 30, 2023	$42,526,135

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2023, there were 4,056,190 Class A redeemable ordinary shares issued and outstanding, which were subject to possible redemption and were classified outside of permanent equity on the consolidated balance sheets and 1,153,000 non-redeemable Class A ordinary shares issued and outstanding. On December 28, 2022, a total of 186 shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares. The settlement of these shares took place on January 18, 2023 upon which, there were 4,056,190 Class A ordinary shares subject to possible redemption outstanding. As of December 31, 2022, there were 30,000,000 Class A ordinary shares issued and outstanding.

Class B Ordinary Shares - The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2023 and December 31, 2022, there were 10,000,000 Class B ordinary shares issued and outstanding (see Note 5).

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

NOTE 9. WARRANTS

As of June 30, 2023 and December 31, 2022, the Company had 15,000,000 Public Warrants and 576,500 Private Placement Warrants outstanding.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2023 (Unaudited)
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$42,626,135	$42,626,135	$—	$—
Liabilities
Derivative liabilities - Non-Redemption Agreement	$34,301	$—	$—	$34,301

December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$308,661,515	$308,661,515	$—	$—

Subsequent to the redemption of Class A ordinary shares in January 2023, all of the funds transferred into the Trust Account were invested into U.S. Treasury Securities.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 for the three and six months ended June 30, 2023 and 2022.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2023	As of December 31, 2022
Expected redemption price	$11.50	$—
Stock price	$10.48	$—
Volatility	80.0%	—%
Term (years)	5.29	—
Risk-free rate	4.02%	—%
Discount percentage	0.7%	—%

The Company estimated the fair value of the investor interests attributable to the Class B ordinary shares in connection with the Non-Redemption Agreements (see Note 5) using a discount for the probability of liquidation approach. The discount for the probability of liquidation approach was determined based on Level 3 inputs. The Company estimated the fair value of the investor interests attributable to such Class B ordinary shares to be $41,161 or $0.06 per share and $0.10 per share as of December 8, 2022 and December 20, 2022, respectively. The fair value for December 8, 2022 was determined using a discount for the probability of liquidation approach with a discount of 0.5% for the probability of liquidation and the value per shares as of the valuation date of $10.24. The fair value for December 20, 2022 was determined using a discount for the probability of liquidation approach with a discount of 0.9% for the probability of liquidation and the value per shares as of the valuation date of $10.25. The fair value was estimated to be $34,301 or $0.08 per share as of June 30, 2023. The fair value for June 30, 2023 was determined using a discount of 0.7% for the probability of liquidation and the value per shares as of the valuation date of $10.48.

The change in the fair value of the non-redemption agreement liability, measured with Level 3 inputs, for the six months ended June 30, 2023 is summarized as follows:

Derivative liabilities at December 31, 2022	$—
Change in fair value of non-redemption agreement liability	—
Derivative liabilities at March 31, 2023	$—
Loss on entry into non-redemption agreement	41,161
Change in fair value of non-redemption agreement liability	(6,860)
Derivative liabilities at June 30, 2023	$34,301

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed consolidated financial statements were available to be issued. Based upon this review, other than described below, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

Optional Extension

On July 10, 2023, the Board approved the Optional Extension, extending the date by which the Company is required to complete an initial Business Combination until October 14, 2023.

AGT Merger Agreement

On August 9, 2023, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “AGT Merger Agreement”) with 10X AGT Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“AGT Merger Sub”), and American Gene Technologies International Inc., a Delaware corporation (“AGT”).

Pursuant to the AGT Merger Agreement, AGT (or, should AGT elect to undergo the F-Reorganization (as defined in the AGT Merger Agreement), a newly formed parent of AGT) will merge with and into AGT Merger Sub (the “Merger”), with AGT Merger Sub surviving the Merger as a wholly owned subsidiary of the Company.

The AGT Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Business Combination.

Acquiror Support Agreement

Concurrently with the execution of the AGT Merger Agreement, the Company entered into the Acquiror Support Agreement (the “Acquiror Support Agreement”) with AGT, the Sponsor and the Company’s directors and officers (the Sponsor and the Company’s directors and officers are collectively referred to as the “Class B Holders”), pursuant to which the Class B Holders agreed to, among other things, (1) vote at any meeting or pursuant to any action of written resolution of the Company’s shareholders all of their Class B ordinary shares held of record or thereafter acquired in favor of the Business Combination, the Redomicile and the other Proposals (each as defined in the AGT Merger Agreement) and (2) be bound by certain other covenants and agreements related to the Business Combination, in each case, on the terms and subject to the conditions set forth in the Acquiror Support Agreement.

Additionally, pursuant to the Acquiror Support Agreement, the Class B Holders agreed not to Transfer (as defined in the Acquiror Support Agreement) any Lock-Up Shares (as defined in the Acquiror Support Agreement) during the period beginning on the date of the closing of the Business Combination (the “Closing Date”) and ending on the date that is thirty-six (36) months after the Closing Date, with certain exceptions.

AGT Support Agreements

Concurrently with the execution of the AGT Merger Agreement, certain stockholders of AGT representing the requisite votes necessary to approve the Business Combination and the Preferred Stock Conversion (as defined in the AGT Merger Agreement) entered into support agreements (the “AGT Support Agreements”) with the Company and AGT, pursuant to which such stockholders agreed to (i) to the extent such stockholder holds preferred stock of AGT (“AGT Preferred Stock”), to vote in favor of or consent to the Preferred Stock Conversion, (ii) to vote in favor of or consent to the Distribution (as defined in the Separation Agreement) and the other transactions contemplated by that certain Separation Agreement by and between AGT and a newly formed, wholly owned, direct subsidiary of AGT (the “Separation Agreement”), (iii) vote at any meeting of the stockholders of AGT all shares of common stock of AGT or AGT Preferred Stock held of record or thereafter acquired in favor of the Business Combination and the other transactions contemplated by the AGT Merger Agreement, (iv) be bound by certain other covenants and agreements related to the Business Combination and (v) be bound by certain transfer restrictions with respect to such securities, prior to the closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the AGT Support Agreements.

Committed Equity Facility

On August 9, 2023, the Company and AGT entered into a non-binding letter of intent with CF Principal Investments LLC, an affiliate of Cantor, related to a committed equity facility. Upon negotiation and execution of a definitive purchase agreement between the parties with respect to the proposed transaction, the Company (or any successor entity to the Company following the Business Combination, as applicable) will have the right, from time to time at its option, to sell to Cantor up to $50 million shares of the post-Business Combination company’s common stock (the “Securities”). Upon the Company’s delivery of a purchase notice, Cantor would be required to buy a specified percent of the daily trading volume of the Securities (subject to a maximum of 25%) on the day Cantor receives such purchase notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to 10X Capital Venture Acquisition Corp. III. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of our Amended Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 22, 2023 (the “Amended Annual Report”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 1,153,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”), generating proceeds of approximately $11.5 million. Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”) and one-half of one redeemable warrant (the “Private Placement Warrants”).

Upon the closing of the Initial Public Offering and the Private Placement, $304.5 million ($10.15 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (the “Trust Account”) and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the initial business combination, (ii) the redemption of the Public Shares if we are unable to complete the initial business combination by October 14, 2023 (the “Combination Period”), subject to applicable law, and (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend our second amended and restated memorandum and articles of association (the “Charter”) to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we have not consummated the initial business combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. See “— Optional Extension.” The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of holders of Public Shares.

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

On December 28, 2022, a total of 186 shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares. The payment in connection with the redemption of these shares took place on January 18, 2023, whereby a total value of $266.7 million was paid out to shareholders from the Trust Account. Following such redemptions, there were 4,056,190 Class A ordinary shares subject to possible redemption outstanding.

Termination of Sparks Merger Agreement

On December 20, 2022, we entered into an Agreement and Plan of Merger (as amended, supplemented or otherwise modified from time to time, the “Sparks Merger Agreement”) with 10X Sparks Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Sparks Merger Sub”), and Sparks Energy, Inc., a Delaware corporation (“Sparks”).

We were subsequently informed by the management of Sparks that it was their belief that the Sparks Merger Agreement did not constitute a binding contract. In response, on January 30, 2023, we filed a complaint in the Delaware Court of Chancery (the “Delaware Action”) to obtain a declaratory judgment that the Sparks Merger Agreement constitutes a binding and enforceable contract between us, Sparks Merger Sub and Sparks, requiring Sparks to take certain steps as may be reasonably necessary to consummate the business combination pursuant to the Sparks Merger Agreement as soon as practicable.

On February 2, 2023, we entered into the Settlement Agreement with Sparks Merger Sub, Sparks and Ottis Jarrada Sparks, pursuant to which the parties thereto (i) mutually agreed to terminate the Sparks Merger Agreement and (ii) agreed to a mutual release of all claims related to the Sparks Merger Agreement, the transactions contemplated thereby, and the Delaware Action.

By virtue of the termination of the Sparks Merger Agreement, the Ancillary Agreements (as defined in the Sparks Merger Agreement) were terminated in accordance with their terms.

Extension

On December 28, 2022, we held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which our shareholders approved, by special resolution, the proposal to amend and restate our amended and restated memorandum and articles of association to extend the date by which we must (1) consummate an initial business combination, (2) cease all operations except for the purpose of winding up if we fail to complete such initial business combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Initial Public Offering from January 14, 2023 to July 14, 2023 (the “Extended Date”) and to allow our board of directors (the “Board”), without another shareholder vote, to elect to further extend the date to consummate an initial business combination after the Extended Date up to three times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to October 14, 2023 (the “Extension”). In connection with the Extension, a total of 186 shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares. As a result, an aggregate of $266.7 million (or approximately $10.28 per share) was released from the Trust Account to pay such shareholders.

Recent Developments

Optional Extension

On July 10, 2023, our Board approved the extension of the date by which we are required to complete an initial business combination until October 14, 2023 (the “Optional Extension”).

Proposed Business Combination

On August 9, 2023, we entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “AGT Merger Agreement”) with 10X AGT Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“AGT Merger Sub”), and American Gene Technologies International Inc., a Delaware corporation (“AGT”), which provides for, among other things, our deregistration under the Companies Act (as revised) of the Cayman Islands and our domestication as a Delaware corporation (the “Redomicile”) and, following the Redomicile, the merger of AGT with and into AGT Merger Sub (the “Merger”), with AGT Merger Sub surviving the Merger as our wholly owned subsidiary. In connection with the closing of the Merger (the “Closing”), we intend to change our name to “Addimmune Inc.” (“Addimmune”). The Redomicile, the Merger and the other transactions contemplated by the AGT Merger Agreement are referred to herein as the “Business Combination.”

Prior to the Closing, AGT’s non-human immunodeficiency virus (“HIV”) assets will spin-off into an entity that will retain the American Gene Technologies name, and AGT’s business will consist solely of the business involving researching, developing, manufacturing and commercializing pharmaceuticals and other products for the diagnosis, treatment, management or prevention of HIV.

In accordance with the terms and subject to the conditions of the AGT Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.0001 per share, of AGT (“AGT Common Stock”) (including shares of preferred stock of AGT (“AGT Preferred Stock”) converted into AGT Common Stock in connection with the Business Combination as set forth in the AGT Merger Agreement (the “Preferred Stock Conversion”)) issued and outstanding immediately prior to the Effective Time, shall be converted into the right to receive the number of shares of duly authorized, validly issued, fully paid and nonassessable shares of common stock of Addimmune (“Addimmune Common Stock”) equal to the quotient obtained by dividing (x) the quotient obtained by dividing (1) $500.0 million by (2) ten dollars and fifteen cents ($10.15) by (y) the sum, without duplication, of the aggregate number of shares of AGT Common Stock that are (i) issued and outstanding immediately prior to the Effective Time (after giving effect to the Preferred Stock Conversion and including shares of AGT Common Stock subject to a grant of an award in respect of a share of AGT Common Stock subject to vesting, repurchase, forfeiture or other lapse restrictions granted under an AGT equity incentive plan) or (ii) issuable upon the exercise or settlement of options or warrants of AGT (whether or not then vested or exercisable) that are outstanding immediately prior to the Effective Time.

At the Closing, and as additional consideration for the Merger and the other transactions contemplated by the AGT Merger Agreement, in accordance with the terms and subject to the conditions of the AGT Merger Agreement, holders of AGT Common Stock shall receive up to $300 million of Addimmune Common Stock, subject to the achievement of various clinical and priced-based milestones .

The AGT Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to, (i) by our and AGT’s mutual written consent, (ii) by us, subject to certain exceptions, if any of the representations and warranties of AGT are not true and correct or if AGT fails to perform any of its respective covenants or agreements set forth in the AGT Merger Agreement such that certain conditions to our obligations cannot be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by AGT, subject to certain exceptions, if any of the representations and warranties made by us are not true and correct or if we fail to perform any of our covenants or agreements set forth in the AGT Merger Agreement such that the condition to the obligations of AGT cannot be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements, as applicable, are not cured or cannot be cured within certain specified time periods, (iv) by either us or AGT if the Closing has not occurred within the Combination Period; provided that, if we seek and obtain any additional extensions of the Combination Period, we shall have the right by providing written notice thereof to AGT to extend the Combination Period for an additional period equal to the shortest of (x) the period ending on the last date for us to consummate our initial business combination pursuant to such extension(s) and (y) such period as determined by us, (v) by either us or AGT if the consummation of the Merger is permanently enjoined, prohibited or made illegal by the terms of a final, non-appealable governmental order or other law; (vi) prior to obtaining the required approvals by our shareholders, by AGT if our Board changes its recommendation that our shareholders approve the proposals included in the proxy statement/prospectus or fails to include such recommendation in the proxy statement/prospectus, (vii) by AGT if certain required approvals are not obtained by our shareholders after the conclusion of a meeting of our shareholders held for the purpose of voting on such approvals, and (viii) by us if the required approvals by AGT stockholders have not been obtained within ten (10) business days following the date that the Registration Statement (as defined in the AGT Merger Agreement) is disseminated by AGT to its stockholders.

In connection with the execution of the AGT Merger Agreement, we, our Sponsor and our directors and officers (our Sponsor and our directors and officers are collectively referred to herein as the “Class B Holders”) entered into an Acquiror Support Agreement (the “Acquiror Support Agreement”) with AGT, pursuant to which the Class B Holders agreed to, among other things, (i) vote at any meeting or pursuant to any action of written resolution of our shareholders all of their Class B ordinary shares, par value $0.0001 per share, of the Company (“Class B ordinary shares”) held of record or thereafter acquired in favor of the Business Combination, the Redomicile and the other Proposals (as defined in the AGT Merger Agreement), (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to certain securities held by them, in each case, on the terms and subject to the conditions set forth in the Acquiror Support Agreement.

In connection with the execution of the AGT Merger Agreement, certain stockholders of AGT representing the requisite votes necessary to approve the Business Combination and the Preferred Stock Conversion entered into support agreements (the “AGT Support Agreements”) with us and AGT, pursuant to which such stockholders agreed to, among other things, (i) vote in favor of the Business Combination and the other transactions contemplated by the AGT Merger Agreement, (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to certain securities held by them, prior to the closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the AGT Support Agreements.

The summaries of the AGT Merger Agreement and the other agreements entered into by the parties are qualified in their entirety by reference to the text of the AGT Merger Agreement and agreements entered into in connection therewith.

Committed Equity Facility

On August 9, 2023, we and AGT entered into a non-binding letter of intent with CF Principal Investments LLC, an affiliate of Cantor, related to a committed equity facility. Upon negotiation and execution of a definitive purchase agreement between the parties with respect to the proposed transaction, we (or any successor entity to us following the Business Combination, as applicable) will have the right, from time to time at our option, to sell to Cantor up to $50 million shares of Addimmune Common Stock. We, AGT and Cantor intend to negotiate and execute a definitive purchase agreement to reflect the above terms; however, until such purchase agreement is signed by all the parties, with the exception of a three-month exclusivity arrangement, no party will have any liability to any other party with respect to the proposed transaction.

Liquidity, Capital Resources, and Going Concern

For the six months ended June 30, 2023, net cash provided by operating activities was $2,146,836, which was due to our net income of $992,770, a loss in connection with the non-redemption agreement of $41,161 and changes in working capital accounts of $1,785,637, partially offset by income from investments held in the Trust Account of $665,872 and a change in fair value of non-redemption liabilities of $6,860.

For the six months ended June 30, 2022, net cash used in operating activities was $687,549, which was due to income from investments held in the Trust Account of 406,850 and our net loss of $459,961, offset in part by changes in working capital of $179,262.

For the six months ended June 30, 2023, net cash provided by investing activities was $266,701,252, which was due to cash withdrawn from the Trust Account for payment to redeeming shareholders in connection with the Extension.

For the six months ended June 30, 2022, net cash used in investing activities of $304,500,000 was the result of the amount of net proceeds from our Initial Public Offering being deposited into the Trust Account.

For the six months ended June 30, 2023, net cash used in financing activities of $266,951,252 was a result of a payment to redeeming shareholders of $266,701,252 and the repayment of the promissory note – related party in the amount of $896,657, offset by proceeds received from the promissory note - related party of $646,657.

For the six months ended June 30, 2022, net cash provided by financing activities of $305,678,803 was comprised of $300,000,000 in proceeds from the issuance of Units in our Initial Public Offering, and proceeds from the Private Placement of $11,530,000, partially offset by the repayment of the promissory note with our Sponsor of $136,617 and payment of offering costs of $5,714,580.

As of June 30, 2023, we had approximately $1,963,929 held outside of the Trust Account and a working capital deficit of approximately $2.1 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on our behalf in exchange for issuance of Class B ordinary shares of the Company and loan proceeds from the Sponsor of approximately $137,000 under a promissory note, dated February 18, 2021 (as amended on December 31, 2021, the “Pre-IPO Promissory Note”). We fully repaid the Pre-IPO Promissory Note on January 14, 2022. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and a Working Capital Loan (as defined below) under an unsecured promissory note from the Sponsor of $2,500,000. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor, members of our founding team or any of their affiliates may provide us with additional Working Capital Loans. As of June 30, 2023 and December 31, 2022, there was $0 and $250,000 outstanding under the Working Capital Loans, respectively.

Based upon the analysis above, our management has determined that we do not have sufficient liquidity to meet our anticipated obligations for at least twelve months after the financial statements are available to be issued, and as such, the events and circumstances raise substantial doubt about our ability to continue as a going concern.

We have until October 14, 2023 to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by the applicable date, and a further extension is not approved by our shareholders, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to complete a business combination before the mandatory liquidation date. Over this time period, we will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an initial business combination.

Results of Operations

Our entire activity since inception up to June 30, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination and expenses related to consummating an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses and transaction expenses.

For the three months ended June 30, 2023, we incurred a net loss of $1,782,427, which consisted of $2,122,317 in general and administrative expense, $112,500 in administrative expenses - related party, and a loss in connection with the non-redemption agreement of $41,161, partly offset by $486,691 in income from investments held in the Trust Account and a change in fair value of non-redemption agreement liabilities of $6,860.

For the three months ended June 30, 2022, we incurred a net loss of $112,593, which consisted of $248,050 in general and administrative expense and $112,500 in administrative expenses - related party, partly offset by $247,957 in income from investments held in Trust Account.

For the six months ended June 30, 2023, we had net income of $992,770, which consisted of $665,872 in income from investments held in the Trust Account, a gain from a settlement agreement of $4,000,000, and a change in the fair value of non-redemption agreement liabilities of $6,860, partly offset by $3,413,801 in general and administrative expense, $225,000 in administrative expenses - related party, and a $41,161 loss in connection with the non-redemption agreement.

For the six months ended June 30, 2022, we incurred a net loss of $459,961, which consisted of $641,811 in general and administrative expense and $225,000 in administrative expenses - related party, partly offset by $406,850 in income from investments held in Trust Account.

Contractual Obligations

Promissory Notes - Related Party

The Sponsor agreed to loan us up to $300,000 pursuant to the Pre-IPO Promissory Note to be used for a portion of the expenses of the Initial Public Offering. The Pre-IPO Promissory Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. We borrowed approximately $137,000 under the Pre-IPO Promissory Note and fully repaid the balance of the Pre-IPO Promissory Note on January 14, 2022. Subsequent to the repayment, the facility was no longer available to the Company.

Related Party Loans

In order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required for working capital purposes (“Working Capital Loans”). If we complete an initial business combination, we will repay the Working Capital Loans. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity (the “Working Capital Units”) at a price of $10.00 per unit at the option of the lender. The Working Capital Units would be identical to the Private Placement Units. Each Working Capital Unit would consist of one Class A ordinary share and one-half of one redeemable warrant (the “Working Capital Warrants”). On May 17, 2023, we amended and restated an existing unsecured promissory note issued to our Sponsor (as amended and restated on May 17, 2023, the “New Note” ). The New Note is for an aggregate principal amount of up to $2,500,000 for working capital purposes. The New Note bears no interest and is repayable in full upon the earlier of the consummation of our initial business combination and the day prior to the date we elect to liquidate and dissolve in accordance with the provisions of the Charter (such earlier date, the “Maturity Date”). Up to $1,500,000 of the principal amount of the New Note may also be converted into additional private placement-equivalent units, at a price of $10.00 per unit, at the option of the holder of the New Note at any time on or prior to the Maturity Date. During the six months ended June 30, 2023, we repaid $896,657 outstanding under the New Note. As of June 30, 2023 and December 31, 2022, we had $0 and $250,000 of such Working Capital Loans outstanding, respectively.

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

Non-Redemption Agreements

In December 2022, certain of our investors (the “10X III Investors”) entered into non-redemption agreements (the “Non-Redemption Agreements”) with us and Sponsor. Pursuant to the Non-Redemption Agreements, such 10X III Investors agreed, for our benefit, to vote certain ordinary shares now owned or acquired, representing 4 million ordinary shares in the aggregate, in favor of a proposal to amend our organizational documents to extend the time we are permitted to close a business combination from January 14, 2023 to July 14, 2023 (the “Extended Date” and such extension, the “Initial Extension”) and to allow the Board, without another shareholder vote, to elect to further extend the date to consummate an initial business combination after the Extended Date up to three times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to October 14, 2023 (“Optional Extensions”) and not to redeem the Investor Shares in connection with such proposal. In connection with these commitments from the 10X III Investors, Sponsor has agreed to transfer to each 10X III Investor an amount of its Class B ordinary shares on or promptly after the closing of our initial business combination. The Sponsor will transfer 85,750 fully paid, non-assessable Class B ordinary shares plus 14,292 additional fully paid, non-assessable Class B ordinary shares per month for the three one-month Optional Extensions to the extent the Board elects to extend for those periods; provided that if there are less than 400,000 Investor Shares, the amount of Class B ordinary shares will be reduced proportionally. On July 10, 2023, the Board approved the Optional Extensions.

We estimated the fair value of the investor interests attributable to such Class B ordinary shares to be $41,161, or $0.06 per share and $0.10 per share as of December 8, 2022 and December 20, 2022, respectively. Each 10X III Investor acquired from the Sponsor an indirect economic interest in such Class B ordinary shares. The indirect economic interests were evaluated under ASC 480 and ASC 815. The value of the shares in the Initial Extension, and the shares eligible to be earned in the Optional Extensions will be treated as an expense. The shares that have been earned in the Initial Extension with a fixed-for-fixed value will be credited to additional paid-in-capital. The remaining shares affiliated with the Optional Extensions will be treated as a derivative liability as a result of the variability in the value of shares due to the amount of shares held by the 10X III Investor (can be reduced proportionally when the 10X III Investors hold less than 400,000 shares). As the shares in the Optional Extensions become determinable and therefore fixed-for-fixed, the value of those shares will be transferred from a liability to equity. Any changes in the fair value of the shares will be recognized as an expense in the period of remeasurement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. Refer to our Amended Annual Report for our critical accounting policies. There have been no changes in our critical accounting policies during the period covered by this Quarterly Report.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the period covered in this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

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

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13 a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Management will enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our updated processes will include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of such risks was included in Part I, Item 1A, “Risk Factors” of our Amended Annual Report. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report. Any of the risks described in the Amended Annual Report could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

In connection with the shareholder vote to approve the Extension at the Extraordinary General Meeting, the holders of 25,943,810 Class A ordinary shares exercised their right to redeem such shares at a per share redemption price of approximately $10.28 for an aggregate redemption amount of approximately $266.7 million.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

a) None.

b) None.

c) Not appliable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001 41216), filed with the SEC on December 28, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

10X CAPITAL VENTURE ACQUISITION CORP. III

Date: August 21, 2023	By:	/s/ Hans Thomas
	Name:	Hans Thomas
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Guhan Kandasamy
	Name:	Guhan Kandasamy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)