Form 10-Q
period 2023-09-30
10X Capital Venture Acquisition Corp. III
filed 2023-11-27
CIK 1848948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	VCXB.U	NYSE American LLC
Class A ordinary shares, par value $0.0001 per share	VCXB	NYSE American LLC
Warrants, each whole warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	VCXB WS	NYSE American LLC

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

As of November 24, 2023, there were 13,194,282 Class A ordinary shares, par value $0.0001 per share, and one Class B ordinary share, par value $0.0001 per share, issued and outstanding.

10X CAPITAL VENTURE ACQUISITION CORP. III
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

10X CAPITAL VENTURE ACQUISITION CORP. III

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$646,847	$67,093
Prepaid expenses	177,961	126,224
Total current assets	824,808	193,317
Investments held in Trust Account	43,170,595	308,661,515
Total Assets	$43,995,403	$308,854,832

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$822,682	$676,349
Accrued legal expenses	4,524,540	1,375,069
Accrued expenses - other	176,729	305,378
Promissory note - related party	—	250,000
Class A ordinary shares tendered for redemption	—	266,701,252
Total current liabilities	5,523,951	269,308,048
Deferred underwriting commissions	14,280,000	14,280,000
Total Liabilities	19,803,951	283,588,048

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 4,056,190 and 30,000,000 shares outstanding at redemption value of approximately $10.62 and $10.32 per share as of September 30, 2023 (unaudited) and December 31, 2022, respectively	43,070,595	41,860,263

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding as of September 30, 2023 (unaudited) and December 31, 2022, respectively	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,153,000 non-redeemable shares issued and outstanding as of September 30, 2023 (unaudited) and December 31, 2022	115	115
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2023 (unaudited) and December 31, 2022	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(18,880,258)	(16,594,594)
Total Shareholders’ Deficit	(18,879,143)	(16,593,479)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$43,995,403	$308,854,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
General and administrative expenses	$2,534,363	$223,782	$5,948,164	$865,593
Administrative expenses - related party	112,500	112,500	337,500	337,500
Loss from operations	(2,646,863)	(336,282)	(6,285,664)	(1,203,093)
Other income (loss):
Gain on settlement agreement	—	—	4,000,000	—
Income from investments held in Trust Account	544,460	1,448,249	1,210,332	1,855,099
Change in fair value of non-redemption agreement liabilities	(188,654)	—	(181,794)	—
Loss in connection with non-redemption agreement	—	—	(41,161)	—
Total other income	355,806	1,448,249	4,987,377	1,855,099
Net (loss) income	$(2,291,057)	$1,111,967	$(1,298,287)	$652,006

Weighted average Class A ordinary shares - basic and diluted	5,209,190	31,153,000	6,824,738	29,669,524
Basic and diluted net income (loss) per share, Class A ordinary shares (see Note 2)	$(0.15)	$0.03	$(0.08)	$0.02

Weighted average Class B ordinary shares - basic	10,000,000	10,000,000	10,000,000	9,938,095
Weighted average Class B ordinary shares - diluted	10,000,000	10,000,000	10,000,000	10,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares (see Note 2)	$(0.15)	$0.03	$(0.08)	$0.02

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Non-redeemable Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023 (unaudited)	1,153,000	$115	10,000,000	$1,000	$—	$(16,594,594)	$(16,593,479)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(179,181)	(179,181)
Net income	—	—	—	—	—	2,775,197	2,775,197
Balance - March 31, 2023 (unaudited)	1,153,000	115	10,000,000	1,000	—	(13,998,578)	(13,997,463)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(486,691)	(486,691)
Net loss	—	—	—	—	—	(1,782,427)	(1,782,427)
Balance - June 30, 2023 (unaudited)	1,153,000	115	10,000,000	1,000	—	(16,267,696)	(16,266,581)
Shareholder non-redemption agreement	—	—	—	—	222,955	—	222,955
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(222,955)	(321,505)	(544,460)
Net loss	—	—	—	—	—	(2,291,057)	(2,291,057)
Balance - September 30, 2023 (unaudited)	1,153,000	$115	10,000,000	$1,000	$—	$(18,880,258)	$(18,879,143)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Non-redeemable Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	10,005,000	$1,001	$23,999	$(44,607)	$(19,607)
Sale of private placement units in private placement	1,153,000	115	—	—	11,529,885	—	11,530,000
Fair value of warrants included in the Units sold in the Initial Public Offering	—	—	—	—	12,300,000	—	12,300,000
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering	—	—	—	—	(829,867)	—	(829,867)
Forfeiture of Class B ordinary shares	—	—	(5,000)	(1)	1	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(23,024,018)	(13,186,764)	(36,210,782)
Net loss	—	—	—	—	—	(347,368)	(347,368)
Balance - March 31, 2022 (unaudited)	1,153,000	115	10,000,000	1,000	—	(13,578,739)	(13,577,624)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(306,850)	(306,850)
Net loss	—	—	—	—	—	(112,593)	(112,593)
Balance - June 30, 2022 (unaudited)	1,153,000	115	10,000,000	1,000	—	(13,998,182)	(13,997,067)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,448,249)	(1,448,249)
Net loss	—	—	—	—	—	1,111,967	1,111,967
Balance - September 30, 2022 (unaudited)	1,153,000	$115	10,000,000	$1,000	$—	$(14,334,464)	$(14,333,349)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(1,298,287)	$652,006
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from investments held in Trust Account	(1,210,332)	(1,855,099)
Change in fair value of non-redemption agreement liabilities	181,794	—
Loss in connection with non-redemption agreement	41,161	—
Changes in operating assets and liabilities:
Prepaid expenses	(51,737)	(73,732)
Accounts payable	146,333	95,234
Accrued legal expenses	3,149,471	21,629
Accrued expenses - other	(128,649)	109,013
Net cash provided by (used in) operating activities	829,754	(1,050,949)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(304,500,000)
Cash withdrawn from trust for payment to redeeming shareholders	266,701,252	—
Net cash provided by (used in) investing activities	266,701,252	(304,500,000)

Cash Flows from Financing Activities
Repayment of note payable to related party	—	(136,617)
Proceeds received from initial public offering, gross	—	300,000,000
Proceeds received from private placement	—	11,530,000
Proceeds received from promissory note - related party	646,657	—
Repayment of promissory note - related party	(896,657)	—
Payment to redeeming shareholders	(266,701,252)	—
Offering costs paid	—	(5,714,580)
Net cash (used in) provided by financing activities	(266,951,252)	305,678,803

Net Change in Cash	579,754	127,854
Cash - Beginning of period	67,093	—
Cash - End of period	$646,847	$127,854

Supplemental disclosure of noncash investing and financing
Offering costs included in accounts payable	$—	$(87,025)
Offering costs included in accrued expenses	$—	$(208,854)
Offering costs paid by related party under promissory note	$—	$1,847
Deferred underwriting commissions	$—	$14,280,000
Shareholder non-redemption agreement	$222,955	$—
Accretion of Class A ordinary shares to redemption value	$1,210,332	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND ONGOING CONCERN

10X Capital Venture Acquisition Corp. III (the “Company” or “10X III”) is a blank check company incorporated as a Cayman Islands exempted company on February 10, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

As of September 30, 2023, the Company had not commenced any operations. All activities through September 30, 2023 related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds held in the Trust Account (as defined below).

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

Upon the closing of the Initial Public Offering and the Private Placement, $304.5 million ($10.15 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”) and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by July 14, 2024 (the “Combination Period”), subject to applicable law, and (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s second amended and restated memorandum and articles of association (as amended, the “Amended and Restated Memorandum and Articles of Association”) to modify the substance or timing of its obligation to redeem 100% of the Public Shares if the Company has not consummated the initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders (as defined below). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions). The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

10X CAPITAL VENTURE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to possible redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares will be subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company elected to recognize the changes in redemption value immediately. The changes in redemption value were recognized as a one-time charge against additional paid-in capital (to the extent available) and accumulated deficit. While in no event will the Company redeem the Public Shares if such redemption would cause the Company’s Class A ordinary shares to be considered “penny stock” (as such term is defined in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), the Public Shares are redeemable and will be classified as redeemable on the consolidated balance sheets until such date that a redemption event takes place.

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

SEPTEMBER 30, 2023

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

First Extension

On December 28, 2022, the Company held an extraordinary general meeting of shareholders (the “First Extraordinary General Meeting”), where the Company’s shareholders voted to approve, by special resolution, the proposal to amend and restate the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must (1) consummate an initial business combination, (2) cease all operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Initial Public Offering from January 14, 2023 to July 14, 2023 (the “First Extended Date”), and to allow the Company’s board of directors (the “Board”), without another shareholder vote, to elect to further extend the date to consummate an initial business combination after the First Extended Date up to three times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to October 14, 2023 (the “First Extension). In connection with the First Extraordinary General Meeting, holders of 29,486,306 ordinary shares, comprised of the Company’s Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), and the Company’s Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares,” together with the Class A ordinary shares, the “ordinary shares”), were present in person or by proxy, representing approximately 71.65% of the voting power of the 41,153,000 issued and outstanding ordinary shares of the Company, comprised of 31,153,000 Class A ordinary shares and 10,000,000 Class B ordinary shares, entitled to vote at the First Extraordinary General Meeting at the close of business on November 21, 2022, which was the record date for the First Extraordinary General Meeting. In connection with the First Extension, a total of 186 shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares. The payments for these redemptions took place on January 18, 2023.

On July 10, 2023, the Board approved the extension of the date by which the Company is required to complete an initial Business Combination until October 14, 2023.

On October 12, 2023, the Board approved a proposal to extend the date by which the Company is required to complete an initial business combination until January 14, 2024 and to allow the Board, without another shareholder vote, to elect to further extend the date to consummate an initial business combination after January 14, 2024 for up to six additional months, by one or more months each time, upon two days’ advance notice prior to the applicable deadline, up to July 14, 2024, unless the closing of an initial business combination should have occurred prior thereto (see Note 11).

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

SEPTEMBER 30, 2023

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

On February 2, 2023, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”), with Sparks Merger Sub, Sparks and Ottis Jarrada Sparks, pursuant to which the parties thereto (i) mutually agreed to terminate the Sparks Merger Agreement and (ii) agreed to a mutual release of all claims related to the Sparks Merger Agreement, the transactions contemplated thereby, and the Delaware Action.

As a result of the Settlement Agreement, the Company recorded a $4,000,000 gain on settlement agreement in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2023.

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

Concurrently with the execution of the AGT Merger Agreement, the Company entered into the Acquiror Support Agreement (the “Acquiror Support Agreement”) with AGT, the Sponsor, and the Company’s directors and officers (the Sponsor and the Company’s directors and officers are collectively referred to as the “Class B Holders”), pursuant to which the Class B Holders agreed to, among other things, (1) vote at any meeting or pursuant to any action of written resolution of the Company’s shareholders all of their Class B ordinary shares held of record or thereafter acquired in favor of the Business Combination, the Redomicile and the other Proposals (each as defined in the AGT Merger Agreement) and (2) be bound by certain other covenants and agreements related to the Business Combination, in each case, on the terms and subject to the conditions set forth in the Acquiror Support Agreement.

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

10X CAPITAL VENTURE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

On August 9, 2023, the Company and AGT entered into a non-binding letter of intent with CF Principal Investments LLC, an affiliate of Cantor, related to a committed equity facility. Upon negotiation and execution of a definitive purchase agreement between the parties with respect to the proposed transaction, the Company (or any successor entity to the Company following the Business Combination, as applicable) will have the right, from time to time at its option, to sell to Cantor up to $50 million shares of common stock of the post-business combination company (the “Securities”). Upon the Company’s delivery of a purchase notice, Cantor would be required to buy a specified percent of the daily trading volume of the Securities (subject to a maximum of 25%) on the day Cantor receives such purchase notice.

Liquidity and Going Concern

As of September 30, 2023, the Company had approximately $0.6 million in its operating bank account and a working capital deficit of approximately $4.7 million.

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

Based upon the analysis above, management has determined that the Company does not have sufficient liquidity to meet its anticipated obligations for at least twelve months after the unaudited condensed consolidated financial statements are issued, as such, the events and circumstances raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 14, 2024.

In connection with the Company’s assessment of going concern considerations in accordance with the ASC 205-40, the Company has until January 14, 2024, or until up to July 14, 2024 upon approval by the Board, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

In October 2023, the military conflict between Israel and militant groups led by Hamas has also caused uncertainty in the global markets. The full impact of the war between Israel and Hamas and related global economic disruptions on the Company’s financial condition and results of operations, as well as the Company’s ability to consummate an initial Business Combination, also remains uncertain. The Company’s management will continuously evaluate the effect of the conflict on the Company. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

10X CAPITAL VENTURE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

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

SEPTEMBER 30, 2023

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The initial valuation of the Public Warrants (as defined in Note 3) and Class A ordinary shares subject to possible redemption, the initial valuation of the Private Placement Shares and Private Placement Warrants (as defined in Note 4), and the valuations for the shares associated with the First Extension Non-Redemption Agreements (as defined in Note 5) required management to exercise significant judgement in its estimates.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including accrued legal expenses of $1,375,069 as of September 30, 2022. These fees were reclassified out of accrued expenses - other on the condensed consolidated balance sheets. Additionally, the change in accrued legal fees of $21,629 for the nine months ended September 30, 2022 was reclassified out of the change in accrued expenses - other. These reclassifications had no effect on the previously reported total cash flows.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

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

SEPTEMBER 30, 2023

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

Promissory Note - Related Party

On November 14, 2022, the Company issued an unsecured promissory note (as amended and restated on November 14, 2022 and as may be further amended from time to time, the “New Note”) to the Sponsor for an aggregate principal amount of up to $250,000 for working capital purposes (“Working Capital Loan”). On May 17, 2023, the Company amended and restated the New Note. The New Note is for an aggregate principal amount of up to $2,500,000 for working capital purposes. The New Note bears no interest and is repayable in full upon the earlier of the consummation of the Company’s initial Business Combination and the day prior to the date the Company elects to liquidate and dissolve in accordance with the provisions of the Amended and Restated Memorandum and Articles of Association (such earlier date, the “Maturity Date”). Up to $1,500,000 of the principal amount of the New Note may also be converted into additional private placement-equivalent units, at a price of $10.00 per unit, at the option of the holder of the New Note at any time on or prior to the Maturity Date. As of December 31, 2022, the outstanding amount under the New Note was $250,000. During the nine months ended September 30, 2023, the Company repaid the $896,657 outstanding under the New Note, bringing the total amount outstanding to $0.

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

The transfer to certain investors of the Company of ordinary shares in connection with the approval of the First Extension Non-Redemption Agreements (see Note 5) are classified in accordance with ASC 480 and ASC 815, which provides that such ordinary shares are not precluded from equity classification. Equity-classified contracts were initially measured at fair value (or allocated value). Subsequent changes in fair value will not be recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

The transfer to certain investors of the Company of ordinary shares in connection with the Optional Extensions (defined below) (see Note 5) is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as an asset or liability at fair value and with changes in fair value recognized in the Company’s unaudited condensed consolidated statements of operations.

10X CAPITAL VENTURE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all outstanding Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets. On December 28, 2022, 25,943,810 Class A ordinary shares were tendered for redemption by shareholders for a total value of $266,701,252. The payment of these shares took place on January 18, 2023, after which 4,056,190 Class A ordinary shares subject to possible redemption remained outstanding. On October 12, 2023, the holders of 2,014,907 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.68 per share, for an aggregate redemption amount of approximately $21,514,603 (see Note 11).

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

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net (loss) income per ordinary shares does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 15,576,500 Class A ordinary shares, because their exercise is contingent upon future events. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and nine months ended September 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

10X CAPITAL VENTURE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2023		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income - basic	$(784,693)	$(1,506,364)	$841,764	$270,203	$(526,633)	$(771,654)	$488,409	$163,597
Allocation of net (loss) income - diluted	$(784,693)	$(1,506,364)	$841,764	$270,203	$(526,633)	$(771,654)	$487,647	$164,359
Denominator:
Weighted average ordinary shares outstanding - basic	5,209,190	10,000,000	31,153,000	10,000,000	6,824,738	10,000,000	29,669,524	9,938,095
Weighted average ordinary shares outstanding - diluted	5,209,190	10,000,000	31,153,000	10,000,000	6,824,738	10,000,000	29,669,524	10,000,000
Basic net (loss) income per ordinary share	$(0.15)	$(0.15)	$0.03	$0.03	$(0.08)	$(0.08)	$0.02	$0.02
Diluted net (loss) income per ordinary share	$(0.15)	$(0.15)	$0.03	$0.03	$(0.08)	$(0.08)	$0.02	$0.02

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

SEPTEMBER 30, 2023

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

In December 2022, in connection with the First Extension, certain investors of the Company (“First Extension 10X III Investors”) entered into non-redemption agreements with the Company and Sponsor (“First Extension Non-Redemption Agreements”). Pursuant to the First Extension Non-Redemption Agreements, such First Extension 10X III Investors agreed, for the benefit of the Company, to vote certain ordinary shares of the Company now owned or acquired (the “First Extension Investor Shares”), representing 4 million ordinary shares of the Company in the aggregate, in favor of the proposal to amend the Company’s organizational documents to extend the date by which the Company is permitted to close a business combination from January 14, 2023 to the First Extended Date (the “Initial Extension”) and to allow the Board, without another shareholder vote, to elect to further extend the date to consummate an initial business combination after the First Extended Date up to three times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to October 14, 2023 (the “Optional Extensions”) and not to redeem the First Extension Investor Shares in connection with such proposal. In connection with these commitments from the First Extension 10X III Investors, Sponsor has agreed to transfer to each First Extension 10X III Investor an amount of its ordinary shares on or promptly after the closing of the Company’s initial business combination. The Sponsor will transfer to each First Extension 10X III Investor 85,750 fully paid, non-assessable ordinary shares (857,500 in the aggregate) plus 14,292 additional fully paid, non-assessable ordinary shares per month (428,760 in the aggregate) for the three one-month Optional Extensions; provided that if there are less than 400,000 First Extension Investor Shares, the amount of ordinary shares will be reduced proportionally. On July 10, 2023, the Board approved the Optional Extensions, which extended the date by which the Company was required to complete an initial business combination until October 14, 2023.

The Company estimated the fair value of the investor interests attributable to such ordinary shares to be $41,161, or $0.06 per share and $0.10 per share as of December 8, 2022 and December 20, 2022, respectively. Each First Extension 10X III Investor acquired from the Sponsor an indirect economic interest in such ordinary shares. The indirect economic interests were evaluated under ASC 480 and ASC 815. The value of the shares in the Initial Extension and the shares earned in the Optional Extensions will be treated as an expense. The shares that have been earned in the Initial Extension with a fixed-for-fixed value will be credited to additional paid-in-capital. The remaining shares affiliated with the Optional Extensions will be treated as a derivative liability as a result of the variability in the value of shares due to the amount of shares held by the First Extension 10X III Investor (can be reduced proportionally when the First Extension 10X III Investors hold less than 400,000 shares). As the shares in the Optional Extension became determinable and therefore fixed-for-fixed, the value of those shares was transferred from liability to equity in the amount of $222,955. Any changes in the fair value of the shares were recognized as an expense in the period of remeasurement. As such, the Company recognized a loss on the change in the fair value of non-redemption agreements of $188,654 and $181,794 for the three and nine months ended September 30, 2023. As of September 30, 2023, all amounts related to the derivative liability had been transferred to equity.

On October 12, 2023, the Board approved a proposal to extend the date by which the Company is required to complete an initial business combination until January 14, 2024 and to allow the Board, without another shareholder vote, to elect to further extend the date to consummate an initial business combination after January 14, 2024 for up to six additional months, by one or more months each time, upon two days’ advance notice prior to the applicable deadline, up to July 14, 2024, unless the closing of an initial business combination should have occurred prior thereto (see Note 11).

10X CAPITAL VENTURE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Due from Sponsor

During January 2023, the Company received a settlement pursuant to the terms of the Settlement Agreement in the amount of $4,000,000 related to the termination of the Sparks Merger Agreement described in Note 1. This amount was held by the Sponsor, using the amounts to settle any related party payables and other operating expenses. In May 2023, the Sponsor deposited the remaining amount in the Company’s account. As of September 30, 2023, the amount due from the Sponsor to the Company is $0.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. On November 14, 2022, the Company issued the New Note to the Sponsor for an aggregate principal amount of up to $250,000 for working capital purposes. On May 17, 2023, the Company amended and restated the New Note. The New Note, as amended and restated on May 17, 2023, is for an aggregate principal amount of up to $2,500,000 for working capital purposes. The New Note bears no interest and is repayable in full upon the earlier of the consummation of the Company’s initial Business Combination and the Maturity Date (as defined in Note 2). Up to $1,500,000 of the principal amount of the New Note may also be converted into additional private placement-equivalent units, at a price of $10.00 per unit, at the option of the holder of the New Note at any time on or prior to the Maturity Date. During the nine months ended September 30, 2023, the Company repaid $896,657 outstanding under the New Note. As of September 30, 2023 and December 31, 2022, the Company had $0 and $250,000 of such Working Capital Loans outstanding, respectively.

Administrative Support Agreement

On January 11, 2022, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $37,500 per month for office space, secretarial, and administrative services through the earlier of the Company’s consummation of a Business Combination and its liquidation. Upon consummation of a Business Combination, any remaining monthly payments shall be accelerated and due. For the three months ended September 30, 2023 and 2022, the Company incurred approximately $113,000 and $113,000 of administrative support expense, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred and paid $337,500 and $337,500 of administrative support expense, respectively. As of September 30, 2023 and December 31, 2022, there was $0 outstanding under this agreement in accrued expenses - related party on the Company’s condensed consolidated balance sheets, respectively.

The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers, directors or their affiliates. For the three and nine months ended September 30, 2023 and 2022, the Company did not incur or reimburse any Business Combination costs to the Sponsor. There were no outstanding amounts as of September 30, 2023 and December 31, 2022.

10X CAPITAL VENTURE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 5,209,190 and 31,153,000 shares of Class A ordinary shares outstanding, of which 4,056,190, and 30,000,000 shares were subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets, respectively. On December 28, 2022, a total of 186 shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares, and 4,056,190 Class A ordinary shares subject to possible redemption remained outstanding. The payment of these shares took place on January 18, 2023.

10X CAPITAL VENTURE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The Class A ordinary shares subject to possible redemption reflected on the accompanying consolidated balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(12,300,000)
Class A ordinary shares issuance costs	(19,410,782)
Redemption of shares	(266,701,252)
Plus:
Accretion of carrying value to redemption value	36,210,782
Increase in redemption value of Class A ordinary shares subject to possible redemption	4,061,515
Class A ordinary shares subject to possible redemption at December 31, 2022	41,860,263
Plus:
Accretion of carrying value to redemption value	179,181
Class A ordinary shares subject to possible redemption at March 31, 2023 (unaudited)	42,039,444
Plus:
Accretion of carrying value to redemption value	486,691
Class A ordinary shares subject to possible redemption at June 30, 2023 (unaudited)	42,526,135
Plus:
Accretion of carrying value to redemption value	544,460
Class A ordinary shares subject to possible redemption at September 30, 2023 (unaudited)	$43,070,595

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2023, there were 4,056,190 Class A redeemable ordinary shares issued and outstanding, which were subject to possible redemption and were classified outside of permanent equity on the consolidated balance sheets and 1,153,000 non-redeemable Class A ordinary shares issued and outstanding. On December 28, 2022, a total of 186 shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares. The settlement of these shares took place on January 18, 2023 upon which, there were 4,056,190 Class A ordinary shares subject to possible redemption outstanding. As of December 31, 2022, there were 30,000,000 Class A ordinary shares issued and outstanding.

Class B Ordinary Shares - The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2023 and December 31, 2022, there were 10,000,000 Class B ordinary shares issued and outstanding (see Note 5).

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

10X CAPITAL VENTURE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

NOTE 9. WARRANTS

As of September 30, 2023 and December 31, 2022, the Company had 14,999,990 and 15,000,000 Public Warrants, respectively, and 576,500 Private Placement Warrants outstanding.

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

SEPTEMBER 30, 2023

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2023 (Unaudited)
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$43,170,595	$43,170,595	$—	$—

December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$308,661,515	$308,661,515	$—	$—

Subsequent to the redemption of Class A ordinary shares in January 2023, all of the funds transferred into the Trust Account were invested into U.S. Treasury Securities.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 for the three and nine months ended September 30, 2023 and 2022.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The change in the fair value of the non-redemption agreement liability, measured with Level 3 inputs, for the nine months ended September 30, 2023 is summarized as follows:

Derivative liabilities at December 31, 2022	$—
Change in fair value of non-redemption agreement liability	—
Derivative liabilities at March 31, 2023 (unaudited)	—
Loss on entry into non-redemption agreement	41,161
Change in fair value of non-redemption agreement liability	(6,860)
Derivative liabilities at June 30, 2023 (unaudited)	34,301
Non-redemption agreement liability transferred to equity	(222,955)
Change in fair value of non-redemption agreement liability	188,654
Derivative liabilities at September 30, 2023 (unaudited)	$—

10X CAPITAL VENTURE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed consolidated financial statements were issued. Based upon this review, other than described below, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

Transfer to NYSE American

On October 3, 2023, the Board authorized the transfer of the listing of the Company’s Class A ordinary shares, Public Warrants and Units (collectively, the “Listed Securities”), from the New York Stock Exchange (the “NYSE”) to the NYSE American LLC (the “NYSE American”). The listing and trading of the Listed Securities on the NYSE ended at market close on October 6, 2023, and the trading of the Listed Securities on the NYSE American commenced at market open on October 9, 2023. The Class A ordinary shares, Public Warrants and Units each continue to be traded under the ticker symbols VCXB, VCXB WS and VCXB.U, respectively.

Second Extension

On October 5, 2023, certain of the Company’s investors (the “Second Extension 10X III Investors”) entered into non-redemption agreements (the “Second Extension Non-Redemption Agreements”) with the Company and the Sponsor. Pursuant to the Second Extension Non-Redemption Agreements, the Second Extension 10X III Investors agreed for the Company’s benefit to, among other things, (i) vote certain 10X III ordinary shares owned (the “Second Extension Investor Shares”) in favor of the Second Extension Proposal (as defined below) and (ii) not redeem the Second Extension Investor Shares in connection with the Second Extension Proposal. In exchange for these commitments from the Second Extension 10X III Investors, the Sponsor agreed to transfer to the Second Extension 10X III Investors (a) an aggregate of 210,000 ordinary shares in connection with an extension until the Second Extended Date (as defined below) and (b) to the extent the Board agrees to further extend the date to consummate an initial business combination to the Additional Extension Date (as defined below), an aggregate amount of up to 630,000 ordinary shares, which includes the ordinary shares referred to in clause (a), on or promptly after the consummation of the Business Combination.

On October 12, 2023, the Company held an extraordinary general meeting at which the Company’s shareholders voted to, among other things, approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to further extend the date by which the Company must (1) consummate an initial business combination, (2) cease operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Initial Public Offering, from October 14, 2023 to January 14, 2024 (the “Second Extended Date”) and to allow the Board, without another shareholder vote, to elect to further extend the date to consummate an initial business combination after the Second Extended Date for up to six additional months, by one or more months each time, upon two days’ advance notice prior to the applicable deadline, up to July 14, 2024 (the “Additional Extension Date”), unless the closing of an initial business combination should have occurred prior thereto (the “Second Extension” and such proposal, the “Second Extension Proposal”). In connection with the Second Extension, holders of an aggregate of 2,014,907 Class A ordinary shares, representing approximately 38.7% of the issued and outstanding Class A ordinary shares, exercised their right to redeem their shares for cash at a redemption price of approximately $10.68 per share. As a result, an aggregate of $21,514,603 million was released from the Trust Account to pay such shareholders.

Additionally, pursuant to the terms of the Amended and Restated Memorandum and Articles of Association, as amended in connection with the Second Extension, on October 17, 2023, the Sponsor elected to convert 9,999,999 Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares (such shares, the “Converted Shares”). The Sponsor will not have any redemption rights in connection with the Converted Shares, and the Converted Shares will be subject to the restrictions on transfer included in the letter agreement entered into by the Sponsor in connection with the Initial Public Offering. Following such conversion, and as a result of the redemptions described above, there were an aggregate of 13,194,282 Class A ordinary shares issued and outstanding, of which 2,041,283 Class A ordinary shares issued and outstanding will have redemption rights, and one Class B ordinary share issued and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to 10X Capital Venture Acquisition Corp. III. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of our Amended Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 22, 2023 (the “Amended Annual Report”), the preliminary prospectus/proxy statement included in the Registration Statement on Form S-4 (File No. 333-275504) filed with the SEC on November 13, 2023 (the “Registration Statement”) and elsewhere in our filings with the SEC. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Upon the closing of the Initial Public Offering and the Private Placement, $304.5 million ($10.15 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (the “Trust Account”) and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the initial business combination, (ii) the redemption of the Public Shares if we are unable to complete the initial business combination by July 14, 2024 (the “Combination Period”), subject to applicable law, and (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend our second amended and restated memorandum and articles of association (the “Charter”) to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we have not consummated the initial business combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. See “— Second Extension.” The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of holders of Public Shares.

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

On December 28, 2022, a total of 186 shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares. The payment in connection with the redemption of these shares took place on January 18, 2023, whereby a total value of $266.7 million was paid out to shareholders from the Trust Account. Following such redemptions, there were 4,056,190 Class A ordinary shares subject to possible redemption outstanding.

On October 12, 2023, certain shareholders elected to redeem an aggregate of 2,014,907 Class A ordinary shares. The payment in connection with the redemption of these shares took place on October 19, 2023, whereby a total value of $21.5 million was paid out to shareholders from the Trust Account. Following such redemptions, there were 2,041,283 Class A ordinary shares subject to possible redemption outstanding.

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

First Extension

On December 28, 2022, we held an extraordinary general meeting of shareholders, at which our shareholders approved, by special resolution, the proposal to amend and restate our amended and restated memorandum and articles of association to extend the date by which we must (1) consummate an initial business combination, (2) cease all operations except for the purpose of winding up if we fail to complete such initial business combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Initial Public Offering from January 14, 2023 to July 14, 2023 (the “First Extended Date”) and to allow our board of directors (the “Board”), without another shareholder vote, to elect to further extend the date to consummate an initial business combination after the First Extended Date up to three times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to October 14, 2023 (the “First Extension”). In connection with the First Extension, a total of 186 shareholders elected to redeem an aggregate of 25,943,810 Class A ordinary shares, representing approximately 83.28% of the issued and outstanding Class A ordinary shares. As a result, an aggregate of $266.7 million (or approximately $10.28 per share) was released from the Trust Account to pay such shareholders.

On July 10, 2023, our Board approved the extension of the date by which we are required to complete an initial business combination until October 14, 2023.

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

At the Closing, and as additional consideration for the Merger and the other transactions contemplated by the AGT Merger Agreement, in accordance with the terms and subject to the conditions of the AGT Merger Agreement, holders of AGT Common Stock shall receive up to $300 million of Addimmune Common Stock, subject to the achievement of various clinical and priced-based milestones.

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

For more information about the AGT Merger Agreement and the proposed Business Combination, see the Registration Statement. Unless specifically stated, this Quarterly Report does not give effect to the proposed Business Combination and does not contain the risks associated with the proposed Business Combination. Such risks and effects relating to the proposed Business Combination are included in the Registration Statement.

Committed Equity Facility

On August 9, 2023, we and AGT entered into a non-binding letter of intent with CF Principal Investments LLC, an affiliate of Cantor, related to a committed equity facility. Upon negotiation and execution of a definitive purchase agreement between the parties with respect to the proposed transaction, we (or any successor entity to us following the Business Combination, as applicable) will have the right, from time to time at our option, to sell to Cantor up to $50 million shares of Addimmune Common Stock. We, AGT and Cantor intend to negotiate and execute a definitive purchase agreement to reflect the above terms; however, until such purchase agreement is signed by all the parties, with the exception of a three-month exclusivity arrangement that expired on November 9, 2023, no party will have any liability to any other party with respect to the proposed transaction.

Recent Developments

Transfer to NYSE American

On October 3, 2023, our Board authorized the transfer of the listing of our Class A ordinary shares, Public Warrants and Units (collectively, the “Listed Securities”), from the New York Stock Exchange (the “NYSE”) to the NYSE American LLC (the “NYSE American”). The listing and trading of the Listed Securities on the NYSE ended at market close on October 6, 2023, and the trading of the Listed Securities on the NYSE American commenced at market open on October 9, 2023. The Class A ordinary shares, Public Warrants and Units each continue to be traded under the ticker symbols VCXB, VCXB WS and VCXB.U, respectively.

Second Extension

On October 5, 2023, certain of our investors (the “Second Extension 10X III Investors”) entered into non-redemption agreements (the “Second Extension Non-Redemption Agreements”) with us and our Sponsor. Pursuant to the Second Extension Non-Redemption Agreements, the Second Extension 10X III Investors agreed for our benefit to, among other things, (i) vote certain 10X III ordinary shares owned (the “Second Extension Subject 10X III Equity Securities”) in favor of the Second Extension Proposal (as defined below) and (ii) not redeem the Second Extension Subject 10X III Equity Securities in connection with the Second Extension Proposal. In exchange for these commitments from the Second Extension 10X III Investors, the Sponsor agreed to transfer to the Second Extension 10X III Investors (a) an aggregate of 210,000 Class B ordinary shares in connection with an extension until the Second Extended Date (as defined below) and (b) to the extent the Board agrees to further extend the date to consummate an initial business combination to the Additional Extension Date (as defined below), an aggregate amount of up to 630,000 Class B ordinary shares, which includes the Class B ordinary shares referred to in clause (a), on or promptly after the consummation of the Business Combination.

On October 12, 2023, we held an extraordinary general meeting at which our shareholders voted to, among other things, approve an amendment to our Charter to further extend the date by which we must (1) consummate our initial business combination, (2) cease our operations except for the purpose of winding up if we fail to complete such initial business combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Initial Public Offering, from October 14, 2023 to January 14, 2024 (the “Second Extended Date”) and to allow the Board, without another shareholder vote, to elect to further extend the date to consummate an initial business combination after the Second Extended Date for up to six additional months, by one or more months each time, upon two days’ advance notice prior to the applicable deadline, up to July 14, 2024 (the “Additional Extension Date”), unless the closing of an initial business combination should have occurred prior thereto (the “Second Extension” and such proposal, the “Second Extension Proposal”). In connection with the Second Extension, holders of an aggregate of 2,014,907 Class A ordinary shares, representing approximately 38.7% of the issued and outstanding Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.68 per share. As a result, an aggregate of $21,514,603 million was released from the Trust Account to pay such shareholders.

Additionally, pursuant to the terms of the Charter, as amended in connection with the Second Extension, on October 17, 2023, the Sponsor elected to convert 9,999,999 Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares (such shares, the “Converted Shares”). The Sponsor will not have any redemption rights in connection with the Converted Shares, and the Converted Shares will be subject to the restrictions on transfer included in the letter agreement entered into by the Sponsor in connection with the Initial Public Offering. Following such conversion, and as a result of the redemptions described above, there were an aggregate of 13,194,282 Class A ordinary shares issued and outstanding, of which 2,041,283 Class A ordinary shares issued and outstanding will have redemption rights, and one Class B ordinary share issued and outstanding.

Liquidity, Capital Resources, and Going Concern

For the nine months ended September 30, 2023, net cash provided by operating activities was $829,754, which was due to our net loss of $1,298,287, a loss in connection with the non-redemption agreement of $41,161 and changes in working capital accounts of $3,115,418, partially offset by income from investments held in the Trust Account of $1,210,332 and a change in fair value of non-redemption liabilities of $181,794.

For the nine months ended September 30, 2022, net cash used in operating activities was $1,050,949, which was due to income from investments held in the Trust Account of $1,855,099 and our net loss of $652,006, offset in part by changes in working capital of $152,144.

For the nine months ended September 30, 2023, net cash provided by investing activities was $266,701,252, which was due to cash withdrawn from the Trust Account for payment to redeeming shareholders in connection with the First Extension.

For the nine months ended September 30, 2022, net cash used in investing activities of $304,500,000 was the result of the amount of net proceeds from our Initial Public Offering being deposited into the Trust Account.

For the nine months ended September 30, 2023, net cash used in financing activities of $266,951,252 was a result of a payment to redeeming shareholders of $266,701,252 and the repayment of the promissory note – related party in the amount of $896,657, offset by proceeds received from the promissory note – related party of $646,657.

For the nine months ended September 30, 2022, net cash provided by financing activities of $305,678,803 was comprised of $300,000,000 in proceeds from the issuance of Units in our Initial Public Offering, and proceeds from the Private Placement of $11,530,000, partially offset by the repayment of the promissory note with our Sponsor of $136,617 and payment of offering costs of $5,714,580.

As of September 30, 2023, we had approximately $646,847 held outside of the Trust Account and a working capital deficit of approximately $4.7 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on our behalf in exchange for issuance of Class B ordinary shares of the Company and loan proceeds from the Sponsor of approximately $137,000 under a promissory note, dated February 18, 2021 (as amended on December 31, 2021, the “Pre-IPO Promissory Note”). We fully repaid the Pre-IPO Promissory Note on January 14, 2022. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and a Working Capital Loan (as defined below) under an unsecured promissory note from the Sponsor of $2,500,000. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor, members of our founding team or any of their affiliates may provide us with additional Working Capital Loans. As of September 30, 2023 and December 31, 2022, there was $0 and $250,000 outstanding under the Working Capital Loans, respectively.

Based upon the analysis above, our management has determined that we do not have sufficient liquidity to meet our anticipated obligations for at least twelve months after the financial statements are available to be issued, and as such, the events and circumstances raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 14, 2024.

We have until January 14, 2024, with the option to extended up to six additional months upon approval by the Board, up until July 14, 2024, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by the applicable date, and a further extension is not approved by our shareholders, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to complete a business combination before the mandatory liquidation date. Over this time period, we will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an initial business combination.

Results of Operations

Our entire activity since inception up to September 30, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination and expenses related to consummating an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses and transaction expenses.

For the three months ended September 30, 2023, we incurred a net loss of $2,291,057, which consisted of $2,534,363 in general and administrative expense, $112,500 in administrative expenses – related party, and change in fair value of non-redemption agreement liabilities of $188,654, partially offset by $544,460 in income from investments held in the Trust Account.

For the three months ended September 30, 2022, we had net income of $1,111,967, which consisted of $1,448,249 in income from investments held in Trust Account, partially offset by $223,782 in general and administrative expense and $112,500 in administrative expenses – related party.

For the nine months ended September 30, 2023, we incurred a net loss of $1,298,287, which consisted of $5,948,164 in general and administrative expense, $337,500 in administrative expenses - related party, $41,161 loss in connection with the non-redemption agreement, and a change in the fair value of non-redemption agreement liabilities of $181,794, partially offset by $1,210,332 in income from investments held in the Trust Account and a gain from a settlement agreement of $4,000,000.

For the nine months ended September 30, 2022, we had a net income of $652,006, which consisted of $1,855,099 in income from investments held in Trust Account, partially offset by $865,593 in general and administrative expense and $337,500 in administrative expense – related party.

Contractual Obligations

Promissory Notes – Related Party

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required for working capital purposes (“Working Capital Loans”). If we complete an initial business combination, we will repay the Working Capital Loans. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity (the “Working Capital Units”) at a price of $10.00 per unit at the option of the lender. The Working Capital Units would be identical to the Private Placement Units. Each Working Capital Unit would consist of one Class A ordinary share and one-half of one redeemable warrant (the “Working Capital Warrants”). On November 14, 2022, we issued an unsecured promissory note (as amended and restated on November 14, 2022) to our Sponsor for an aggregate principal amount of up to $250,000 for working capital purposes. On May 17, 2023, we amended and restated such unsecured promissory note issued to our Sponsor (as amended and restated on May 17, 2023, the “New Note” ). The New Note is for an aggregate principal amount of up to $2,500,000 for working capital purposes. The New Note bears no interest and is repayable in full upon the earlier of the consummation of our initial business combination and the day prior to the date we elect to liquidate and dissolve in accordance with the provisions of the Charter (such earlier date, the “Maturity Date”). Up to $1,500,000 of the principal amount of the New Note may also be converted into additional private placement-equivalent units, at a price of $10.00 per unit, at the option of the holder of the New Note at any time on or prior to the Maturity Date. During the nine months ended September 30, 2023, we repaid $896,657 outstanding under the New Note. As of September 30, 2023 and December 31, 2022, we had $0 and $250,000 of such Working Capital Loans outstanding, respectively.

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

Non-Redemption Agreements

In December 2022, certain of our investors (the “First Extension 10X III Investors”) entered into non-redemption agreements (the “First Extension Non-Redemption Agreements”) with us and our Sponsor. Pursuant to the First Extension Non-Redemption Agreements, such First Extension 10X III Investors agreed, for our benefit, to vote certain ordinary shares owned or acquired, representing 4 million ordinary shares in the aggregate (the “First Extension 10X III Investor Shares”), in favor of a proposal to amend our Charter to extend the time we are permitted to close a business combination from January 14, 2023 to the First Extended Date (the “Initial Extension”) and to allow the Board, without another shareholder vote, to elect to further extend the date to consummate an initial business combination after the First Extended Date up to three times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to October 14, 2023 (the “Optional Extensions”) and not to redeem the First Extension 10X III Investor Shares in connection with such proposal. In connection with these commitments from the First Extension 10X III Investors, Sponsor has agreed to transfer to each First Extension 10X III Investor an amount of its Class B ordinary shares on or promptly after the closing of our initial business combination. The Sponsor will transfer to each First Extension 10X III Investor 85,750 fully paid, non-assessable Class B ordinary shares (857,500 in the aggregate) plus 14,292 additional fully paid, non-assessable Class B ordinary shares (428,760 in the aggregate) per month for the three one-month Optional Extensions to the extent the Board elects to extend for those periods; provided that if there are less than 400,000 First Extension 10X III Investor Shares, the amount of Class B ordinary shares will be reduced proportionally. On July 10, 2023, the Board approved the Optional Extensions.

We estimated the fair value of the investor interests attributable to such Class B ordinary shares to be $41,161, or $0.06 per share and $0.10 per share as of December 8, 2022 and December 20, 2022, respectively. Each First Extension 10X III Investor acquired from the Sponsor an indirect economic interest in such Class B ordinary shares. The indirect economic interests were evaluated under ASC 480 and ASC 815. The value of the shares in the Initial Extension, and the shares eligible to be earned in the Optional Extensions will be treated as an expense. The shares that have been earned in the Initial Extension with a fixed-for-fixed value will be credited to additional paid-in-capital. The remaining shares affiliated with the Optional Extensions will be treated as a derivative liability as a result of the variability in the value of shares due to the amount of shares held by the First Extension 10X III Investor (can be reduced proportionally when the First Extension 10X III Investors hold less than 400,000 shares). As the shares in the Optional Extensions become determinable and therefore fixed-for-fixed, the value of those shares will be transferred from a liability to equity. Any changes in the fair value of the shares will be recognized as an expense in the period of remeasurement.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the period covered in this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of such risks was included in Part I, Item 1A, “Risk Factors” of our Amended Annual Report and in the Registration Statement. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report. Any of the risks described in the Amended Annual Report could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

Net proceeds of $304.5 million, comprised of $294.8 million of the proceeds from the Initial Public Offering (which amount includes $14.3 million of the underwriter’s deferred discount) and $9.7 million of the proceeds of the sale of the Private Placement Units, were deposited in the Trust Account upon closing of the Initial Public Offering. We paid a total of $5.2 million in underwriting discounts and commissions and $741,000 for other offering costs related to the Initial Public Offering. In addition, the underwriter agreed to defer approximately $14.3 million in underwriting discounts, which amount will be payable when and if an initial business combination is consummated. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus related to the Initial Public Offering, dated January 11, 2022, which was filed with the SEC on January 14, 2022.

In connection with the shareholder vote to approve the First Extension, the holders of 25,943,810 Class A ordinary shares exercised their right to redeem such shares at a per share redemption price of approximately $10.28 for an aggregate redemption amount of approximately $266.7 million.

In connection with the shareholder vote to approve the Second Extension, the holders of 2,014,907 Class A ordinary shares exercised their right to redeem such shares at a per share redemption price of approximately $10.68 for an aggregate redemption amount of approximately $21.5 million.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) Not appliable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on December 28, 2022)
3.2	Amendment to Second Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on October 13, 2023)
10.1	Form of Non-Redemption Agreement (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41216), filed with the SEC on October 6, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

10X CAPITAL VENTURE ACQUISITION CORP. III

Date: November 27, 2023	By:	/s/ Hans Thomas
	Name:	Hans Thomas
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 27, 2023	By:	/s/ Guhan Kandasamy
	Name:	Guhan Kandasamy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)